Form 10QSB
period 2006-10-31
DREAM MEDIA INC.
filed 2006-12-21
CIK 1317838

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51193

DREAM MEDIA, INC.
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 21, 2006: 7,075,000 shares of common stock.

Dream Media, Inc.
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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007. The financial statements are presented on the accrual basis.

 DREAM MEDIA, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2006

Dream Media, Inc.
(a development stage company)
Financial Statements Table of Contents

DREAM MEDIA, INC. fka 511410, INC.
(a development stage company)
BALANCE SHEET
As of October 31, 2006

ASSETS

CURRENT ASSETS	10/31/2006	1/31/2006

Cash	-	-
Due from related party	6,700

Total Current Assets	6,700	-

TOTAL ASSETS	$6,700	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,375	$2,125

Total Current Liabilities	3,375	2,125

TOTAL LIABILITIES	$3,375	$2,125

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 6,800,000	6,800	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(3,475)	(2,225)

Total Stockholders' Equity	3,325	(2,125)

TOTAL LIABILITIES AND EQUITY	$6,700	$-

The accompanying notes are an integral part of these financial statements.

DREAM MEDIA, INC. fka 511410, INC.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine and three months ending October 31, 2006 and 2005, and from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	10/31/2006	10/31/2006	10/31/2005	10/31/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,250	750	1,300	325	3,475

NET INCOME (LOSS)	(1,250)	$(750)	(1,300)	$(325)	(3,475)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)		-		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,475)		$(1,300)		$(3,475)

Earnings (loss) per share	$(0.01)		$(0.01)

Weighted average number of common shares	100,000		100,000

The accompanying notes are an integral part of these financial statements.

DREAM MEDIA, INC. fka 511410, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through October 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$100

Net Loss			(2,225)	(2,225)

Total, January 31, 2006	100,000	100	(2,225)	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share on private placement	6,700,000	$6,700	$-	$6,700

Net Loss			(1,250)	(1,250)

Total, October 31, 2006	6,800,000	$6,800	$(3,475)	$3,325

The accompanying notes are an integral part of these financial statements.

DREAM MEDIA, INC. fka 511410, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending October 31, 2006 and 2005, and
from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	10/31/2006	10/31/2005	INCEPTION

Net income (loss)	$(1,250)	$(1,300)	$(3,475)

Increase (Decrease) in Due from Related Party	(6,700)
Increase (Decrease) in Accrued Expenses	1,250	1,200	3,375

Total adjustments to net income	(5,450)	1,200	3,375

Net cash provided by (used in) operating activities	(6,700)	(100)	(100)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued as compensation	6,700	100	100

Net cash flows provided by (used in) financing activities	6,700	100	100

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Dream Media, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

Industry:

DREAM MEDIA INC. fka 511410, Inc. (the Company) and formerly a blank check company, was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to develop a plan of operation that was disclosed under Regulation FD on October 31, 2006. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company has adopted its fiscal year end to be January 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting:

The Company's financial statements are prepared in accordance with U.S. generally accepted accounting principles.

Revenue and Cost Recognition:

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

Dream Media, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses:

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Property and Equipment:

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company's capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Liquidity and Capital Resources:

In addition to the stockholder funding capital shortfalls, the Company anticipates interested investors that intend to fund the Company's growth once the Company has assembled an experienced business development team in the US.

Cash and Cash Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Dream Media, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Foreign Currency Translation and Transactions:

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

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

NOTE 3 - Results of Operations and Ongoing Entity:

The Company is considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company's shareholders fund any shortfalls in The Company's cash flow on a day to day basis during the time period that The Company is in the development stage.

Dream Media, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

Operating Lease Agreements:

The Company has no agreements at this time.

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

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (4) companies affiliated through common ownership and/or management, and (5) other related party are as follows:

The Company has received capital in exchange for common stock with the following entities who are owned 100% by Ken Osako, an Officer of the Company:

Strategic Capital Consultants received 5,000,000 shares for a value of $5000.
Offshore Accounts, Inc. received 100,000 shares for a value of $100.
SCC, Inc. received 10,000 shares for a value of $10.
RM Capital, Inc. received 10,000 shares for a value of $10.

The Company has received capital in exchange for common stock with the following related party individuals:

Dream Media, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Shingo Osako, Yuki Osako, Riki Osako, and Sachiyo Osako have contributed an aggregate amount of $251.50 in exchange for a total of 251,500 shares of common stock. These individuals are the brother, wife, son, and mother (respectively) of Ken Osako, an Officer of the Company.

The Company has compensated the officer of the Company with compensation in the form of stock as described in the equity footnote.

NOTE 4 - INCOME TAXES

The Company has a net operating loss carry-forward of $3,475 that will expire 20 years after the year generated. The loss generated for the fiscal year 2006 of $2,225 will expire in the year 2025 if not used. The loss generated in 2006 of $1,250 will expire in 2026.

NOTE 5 - LONG-TERM DEBT

The Company has no long-term debt.

NOTE 6 - SHAREHOLDERS' EQUITY

Common and Preferred Stock:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on February 2, 2005 in acceptance of the incorporation expenses for the Company.

During September 2006, the Company issued 6,700,000 shares of common stock at $.001 per share in a private placement offering exempt from registration with the U.S. Securities Act of 1933 for a total value of $6,700.

During November 2006, the Company undertook a private placement issuance, Regulation D Rule 506 offering, of 275,000 shares of common stock for a value of $275,000, or $1.00 per share. The Company believes this offering is exempt from registration with the US Securities and Exchange Commission. These shares have been subscribed for and the funds received in January of 2007.

Dream Media, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Common Stock Recorded as Compensation:

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144. Compliance with Rule 144 is discussed in the following paragraph.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.  1% of the number of shares of the company's common stock then outstanding.

2.  The average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Commitments of the Company include the responsibility to the registration costs of the proposed filing.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 8 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

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

Results of Operation

The Company did not have any operating income from inception through October 31, 2006. For the quarter ended October 31, 2006, the registrant recognized a net loss of $250 and for the period from inception through October 31, 2006, the registrant recognized a net less of $2,725. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2006, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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

Dream Media, Inc.
Registrant

Date: December 21, 2006	By:	/s/ Ken Osako
Ken Osako
President