Form 10KSB
period 2007-01-31
DREAM MEDIA INC.
filed 2007-05-15
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-51193
DREAM MEDIA, INC.
(Exact name of registrant as specified in its charter)

4695 Macarthur Court
11th Floor
Newport Beach, CA 92660
(949) 798-6138
(Address and Telephone Number of Registrant’s Principal
Executive Offices and Principal Place of Business)

Delaware	20-8326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 Macarthur Court 11th Floor Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(949) 798-6138

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the common stock held by non-affiliates of the Company as of May 15, 2007: $)

 Number of shares of the registrant’s common stock outstanding as of May 15, 2007:  7,510,000 shares of Common Stock.

TABLE OF CONTENTS

Part I

Item 1.	Description of Business.

Item 2.	Description of Property.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 8A.	Controls and Procedures.

Item 8B.	Other Information.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.	Executive Compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 12.	Certain Relationships and Related Transactions.

Item 13.	Exhibits.

Item 14.	Principal Accountant Fees and Services.

Signatures

 Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “Dream Media”, or "Company" refer to the consolidated operations of Dream Media, Inc.., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Dream Media discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.     Description of Business.

We were incorporated under the laws of the State of Delaware on February 2, 2005. On July 7, 2006, our sole officer and director, Ken Osako obtained all of the shares of 511410, Inc., pursuant to a Stock Purchase Agreement. On October 23, 2006, we changed our name to Dream Media, Inc. to better reflect our current business plan. Dream Media will market and deliver products from a number of American merchandise brands via various media to Japanese consumers, including print catalogs and on the internet at www.dreammedia.us, facilitating the shopping process by the use of a bilingual customer service center. Ken Osako is our sole officer and director, as well as our controlling stockholder. Our main office is located at 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660 and the telephone number is (949) 798-6138.

By aggregating the merchandise of various participating merchants into a single location in our print catalog and on our Web site, we will offer Japanese consumers a diverse variety of American merchandise brands of products from numerous merchants and product categories. Our initial catalog will focus primarily on women’s clothing and women’s fashion accessories. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. At the time of this filing we are in discussion with, but have not entered into contract to market or sell any products, nor have we entered into contract to sell advertising to any American brands. We are currently developing our initial catalog layout, design, production and circulation strategy and layout and design for developing our website. We plan to distribute our initial catalog and have our website be fully operational by the end of the fourth quarter of 2007.

We believe that we can overcome many of the cultural and language barriers that may currently be restricting Japanese consumers from purchasing American merchandise brands. Many Japanese consumers do not have direct access to many American merchandise brands. Our goal is to provide Japanese consumers with access to American merchandise brands by providing the means for consumers to overcome the cultural and language barriers that may be currently restricting access for purchasing many American products. We will undertake services that span from marketing to delivery, thereby providing American merchants with access and distribution to the Japanese consumer markets. American companies are often reluctant to commence operations in Japan due to cultural differences and language barriers. Additionally, foreign companies generally need to make substantial investments to undertake market research on studying Japanese consumer behavior. Similarly, language barriers make it difficult for companies to communicate effectively and to create awareness of their products in the Japanese market. Japanese consumers also face a language handicap while ordering merchandise directly from the websites of American merchandise brands, as the majority of these websites are in English. Dream Media will act as a bridge between Japanese consumers and American merchandise brands. We do not have any contracts or agreements with any American merchants at this time.

   Dream Media is committed to fostering a high-quality customer experience that exceeds expectations and engages Japanese consumers into long-term relationships. We intend to provide high-quality customer service and a large selection of American products. We have adopted the following strategies for satisfying the needs of Japanese consumers, particularly women who have adopted catalog shopping and the Internet as a preferred method of shopping and have grown to expect higher standards of customer service and convenience. The key components of our business strategy include:

PROVIDE CONSUMERS WITH HIGH-QUALITY MERCHANDISE FROM WELL-KNOWN AMERICAN MERCHANDISE BRANDS. Our print media catalog, which we expect to be approximately 240 pages and include approximately 2,000 items per catalog, will provide Japanese consumers with a selection of products from well-known American merchants. Throughout the second and third quarters of 2007, we will continue to research the basic infrastructure of our catalog business with a focus on developing our catalog layout and design, production and circulation in Japan. We have begun researching merchants that supply well known American merchandise brands that can display their products in our catalog; to date we have not entered into any agreements at this time. We hope to enter into agreements with companies to print and to deliver our initial catalogs to 2 million targeted prospective Japanese female consumers during the fourth quarter of 2007.

PROVIDE JAPANESE CONSUMERS WITH A CONVENIENT SHOPPING SERVICE. Dream Media will position itself as is a shopping source for Japanese consumers who may purchase a variety of merchandise typically offered by many different well-known American merchants in a single transaction. Although the merchandise offered by Dream Media may be available from other catalog and retail companies, each of these companies typically has its own policies for shipping and handling charges, merchandise returns and price guarantees, as well as its own Web site. In addition, each company typically has different customer service hours and credit and payment policies. By aggregating the merchandise of our various participating merchants into a single location in our print catalogs and on the Web, we will afford our consumers with convenient access to thousands of products offered by numerous participating merchants.

At the date of filing this agreement we have begun discussion with print and distribution companies to print and to deliver catalogs to 2 million targeted prospective Japanese female consumers during the fourth quarter of 2007 but have not yet entered into any definitive agreements. We anticipate the costs of producing and distributing our initial 240 page catalog at total a cost of $3 million, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies. We intend to utilize proceeds from the sale of advertising space to cover the cost of producing and distributing the catalogs. Each catalog will be limited to the sale of 200 pages of advertising at a cost of $20,000 per page, per issue. Without significant revenues from advertising, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

For the convenience of our customers, we will develop our web site with e-commerce technology and maintain our web site www.dreammedia.us to provide the latest technologies, including a search engine, which enables consumers to search and define their shopping needs. Products and services will be sorted by category and sub-category, which will enable consumers to search and define their shopping needs faster and easier. We have begun designing our website internally and have not yet entered into an agreement with a web site designer or hosting company. We intend to have our website fully operational during the fourth quarter of 2007. We anticipate the costs of producing our website and developing our e-commerce systems to be $75,000 during the next twelve months. We will utilize existing funds or funds from ongoing operations to achieve this component of our plan and will not seek additional financing to complete this objective.

PROVIDE SUPERIOR CUSTOMER SERVICE AND ORDER PROCESSING.

The Company will utilize an outsource service consisting of well-trained customer service representatives that speak both Japanese and English at an in-bound call center located in Japan which will take orders from Japanese consumers. Utilizing a fully functional center that can supplies our business with equipment and technical support and can quickly adapt to new processes is more cost effective than establishing an in-house call center is not in our budget. We have identified a call center and customer service outsource firm located in Chiba, Japan to provide the in-bound call center customer service representatives for Dream Media. To date we have not completed an agreement with this firm. We do not anticipate hiring any employees at the call center, nor will we enter into a lease arrangement for any property. We will enter into a contractual agreement.

A key facet of our decision to outsource the call center function is escalation. When we commence operations, we are unsure of the anticipated daily or seasonal call activity we will experience. By outsourcing to a firm that has expertise managing call center operations, that includes detailed strategic planning for forecasting staffing requirements, and developing quality and human resource programs we can better determine our initial staffing levels. If our company experiences a significant growth spurt and the level of calls escalates, the outsourced call center will be responsible for staffing and managing the calls accordingly. We will staff the inbound call center so that our customers can enjoy the convenience of being able to shop twenty-four hours a day, seven days a week.

The company will provide Japanese consumers with services such as size conversion, as American sizes are significantly different from that Japanese sizes. We will also act as a medium for assisting non-English-speaking Japanese consumers by translating the tags and instructions on product use into Japanese. We anticipate the Company’s average order size will be approximately $83 per customer order from our catalog or website and that most orders will be delivered to consumers within 7-to-10 days from receiving the order. The call center customer service representatives will be trained to encourage consumers to purchase additional products with each order to increase the Company’s average order size.

Consumers can also shop online wherever an Internet connection is available from our website at www.dreammedia.us. The Company will offer telephone support in Japanese and English at the call center to its online consumers twenty-four hours a day, seven days a week, providing the Company's online consumers the benefit of live customer service assistance. Online consumers will have to option to make customer service inquiries via e-mail.

PROVIDE SUPERIOR ORDER FULFILLMENT AND LOGISTICS MANAGEMENT.

We plan to establish a logistic center in Portland, Oregon to receive products from American Suppliers, although we have not selected a specific site, nor have we entered into any leasing arrangements. We also plan to have logistic center in Chiba, Japan. Chiba, Japan is a suburb outside of Tokyo, Japan, where we intend to also have our in-bound call center , although we have not selected a specific site, nor have we entered into any leasing arrangements.. We will take orders in Japanese or English languages at the call center from Japanese consumers, and in turn we will then transmit an order to the appropriate merchant who ships the merchandise to the Portland logistic center and from there we will consolidate and forward shipments to our logistic center in Chiba, Japan where we will pack and ship the product ordered by our Japanese customer. Issues such as tariffs will be handled by the Company as a part of this process. We have begun researching a suitable facility in both Portland and Chiba but have not entered into any lease agreements as of yet.

We will offer a total satisfaction guarantee that provides customers to return merchandise for any reason within 60 days of purchase. As part of our customer service commitment, we maintain a liberal merchandise return policy that allows consumers to return any merchandise, virtually at any time and for any reason, and regardless of condition within 60 days of purchase. Any significant merchandise returns would result in adjustments to the cost of sales and could have a material and adverse affect on financial condition, results of operations and cash flows.

Products and Services

Our principal product will be a print media catalog called “The American Dream” which will contain listings of products from American merchandise brands that are not readily available in the Japanese market. Initially we will develop a 240-page catalog, which will be distributed to consumers free of cost in Japan, and will be in Japanese. The catalog will consist of approximately 200 pages of American merchandise product listings and approximately 40 pages of editorial and promotional material on the products and brands included in our catalog. We expect the initial catalog circulation to reach approximately 2 million shoppers. The catalog will be designed to target Japanese women from varied age groups, as the company expects the large majority of its customers to be women. We will also target consumers through our website at www.dreammedia.us. The website will be developed in Japan and will contain an online copy of the catalog in both Japanese and English languages and will provide an option to order merchandise directly from the website.

By aggregating the merchandise of various participating merchants into a single location in our print catalog and on our Web site, we will offer our Japanese consumers a diverse variety of products from numerous retailers and product categories. Our initial catalog will focus primarily on women’s clothing and fashion accessories. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. At the time of this filing we are in discussion with American merchandise brands but have not entered into contract with any American merchandise brands to sell their products, nor have we entered into contract for advertising of any American merchandise Brands in our catalog.

Revenue Streams

We intend to generate revenues from two sources; the primary source for revenue will be in the form of a mark-up on goods ordered by Japanese consumers through us. Initially, the company plans to buy the goods ordered from suppliers at market prices and supply them to consumers at a mark-up of up to 30%. We believe that the Japanese consumers will pay this mark-up for the benefit of having easier accessibility to American goods presented to them in their native Japanese language as well as in English.

Additionally, we intend to generate revenue from placement fees, through contracts for advertising fees paid by merchant companies that list their products in our catalogue. We believe that suppliers of well known American merchandise brands will pay placement fees in order to further establish their companies brand equity in the Japanese market. We will charge a placement fee to American companies for advertising their products in the American Dream catalog at a rate of $20,000 per page, per issue. We believe that American companies would be willing to pay this fee because such advertising will give them direct access to the Japanese market without spending money on market research and will allow them to overcome cultural and linguistic differences that normally make access to the Japanese market difficult. Additionally, since the American companies will only be shipping products to our U.S. based logistics center, they will avoid potential international law issues such as tariffs.

Marketing

We will attempt to position ourselves as a bridge between Japanese consumers and American merchandise brands. The company plans to become a provider of American merchandise brands to Japanese consumers and to also serve as a gateway for American suppliers to the Japanese retail market. Throughout all of our marketing and promotional activities we seek to present a consistent brand image. The primary initiatives in fiscal 2007 are aimed at attracting American merchandise brands and new customers while building overall brand awareness for Dream Media.

We plan to conduct a marketing and promotional campaign to lead the company’s growth and to create significant brand equity for ourselves and our merchants. We will target well known brands in the United States for utilizing the company’s catalog as an advertising medium. We will employee a team of experienced sales and marketing professionals responsible for identifying and targeting well known brands in the United States. At this time we have not employed or retained any sales and marketing professionals.

Simultaneously, we will target female Japanese consumer’s ages 24-44 who we believe are likely to order the advertised American merchandise brands through the catalog. We will purchase a list of female Japanese consumers within our target demographics that have purchased clothes through mail-order catalog within a past year from a catalog companies in Japan. We have not identified the specific company we will purchase our initial direct mail list from, yet there are many companies to choose from that sell direct mail lists, including customer lists from department stores.

We intend to be able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each program to maximize the benefit gained. We have not yet developed our database systems and plan to begin doing so in the fourth quarter of 2007.

We have several strategies for marketing to the Japanese consumers. We hope to utilize retail convenience stores as a distribution channel, yet we currently do not have any contracts or agreements with any retail convenience store chains. Convenience stores are relatively small retail outlets located primarily near residential areas that are open long hours and carry a limited line of high-turnover convenience products. In Japan, there are currently more than 32,300 retail convenience stores. We hope to distribute up to 1 million, catalogs through retail convenience stores by channeling the customers that frequent these establishments, we will also use direct mailing services for catalog distributions.

Competition

The distribution channels for our products are highly competitive. From time to time in the catalog business, competitors, typically other catalog retailers, will attempt to secure contracts with various American merchandise brands to offer merchandise to their consumers. We also face competition for consumers from retailers, duty-free retailers, specialty stores, department stores and specialty and general merchandise catalogs, many of which have greater financial and marketing resources than we have.

The Internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new Web sites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company. In addition, new technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company.

Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We believe that we can be well- positioned within the Japanese consumer market with our plan of supplying American merchandise brands to Japanese consumer and that our exposure to both the Japanese and American cultures gives us a competitive advantage.

Employees

We currently have no employees other than Ken Osako our sole officer and director.

Item 2.    Description of Property.

We presently maintain our principal offices at an executive office located 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660 and the telephone number is (949) 798-6138. We lease this space for a monthly fee of $190 on a twelve month lease ending December 31, 2007

Item 3.    Legal Proceedings.

Neither the Company nor any of its subsidiaries is a party to any pending or threatened legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

Our shares of common stock have never been traded on any recognized stock exchange.

Holders

As of May 15, 2007, in accordance with our transfer agent records, we had 57 holders of our Common Stock.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

On February 2, 2005, we issued 100,000 shares to Scott Raleigh for $100. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Scott Raleigh had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. On July 7, 2006, Scott Raleigh sold his 100,000 shares to Ken Osako for $100, pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On August 30, 2006, we issued 6,800,000 shares of our common stock to the following shareholders pursuant to an offering at $.001 per share. We received $6800 in this offering. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Fujii, Katsutoshi	2,000
Hase, Yasuichi	2,000
Hasegawa, Ikuko	2,000
Ichise, Sachiko	2,000
Kajiki, Naohumi	2,000
Kondo, Chikako	2,000
Kondo, Harumi	2,000
Kotani, Kyoko	2,000
Kurosawa, Hideaki	50,000
Leonard, Chad	2,000
Maehara, Daisuke	2,000
Matsuo, Michiyo	2,000
Matsuo, Yusuke	2,000
Miyashita, Minuro	25,000
Nagasawa, Atsuhiko	2,000
Osako, Kenji	6,510,000

Osako, Sachiyo	2,000
Osako, Shingo	2,000
Prieto, Hector	50,000
Shigeyosi, Atsushi	2,000
Suenaga,,Yasunori	125,000
Tamura, Nobuko	2,000
Tani, Mikiko	2,000
Watanabe, Minuoru	2,000
Yonemura, Hideaki	2,000

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On November 30, 2006, we issued 275,000 shares of our common stock to the following shareholders pursuant to an offering at $1.00 per share. We received $275,000 for this offering. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Kishimoto, Ranko	25,000
Kobayashi, Mineko	25,000
Kondo, Harumi	25,000
Miyashita, Minoru	25,000
Naito, Kazuko	25,000
Naito, Masaru	25,000
Nakai, Yayoi	25,000
Uchida, Kami	25,000
Watanabe, Taeko	25,000
Yamada, Kimiko	25,000
Yoshii, Yoriko	25,000

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On April 30, 2006, we issued 435,000 shares of our common stock to the following shareholders pursuant to an offering at $1.00 per share. We received $435,000 in this offering. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Fukudome, Kayoko	10,000
Ikeda, Ritsuko	15,000
Irie, Keiko	50,000
Irie, Shoko	115,000
Irie, Yukiko	50,000
Kajiki, Naomi	10,000
Kotani, Kyoko	25,000
Oma, Yuriko	30,000
Oshima, Yasutaka	10,000

Shinkawa, Miharu	30,000
Shiraishi, Yayoi	15,000
Takita, Chizuko	10,000
Umemori, Hisako	40,000
Yasuda, Kazuo	10,000
Yoshino, Masako	15,000

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities. In all of these offerings, the potential investors had access to the kind of information normally provided in a prospectus. At the time of receipt of the common stock for all of these offerings, each investor was sophisticated and had sufficient knowledge and experience in financial and business matters to allow him to evaluate the merits and risks of the investment. No general solicitation or advertising occurred in connection with any of these offerings.

Item 6.    Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operations

Plan of Operations

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $12,050,000. The breakdown is as follows:

Marketing Materials	$50,000.00
Website development	$75,000.00
Merchant Development	$75,000.00
Catalog Printing and Distribution	$9,000,000.00
Order Processing and Customer Service Outsource	$1,000,000.00
Development of Information systems and technology	$75,000.00
Establish additional office and fulfillment work space	$500,000.00
Legal/Accounting	$75,000.00
General/Administrative	$1,200,000.00
Total	$12,050,000.00

MARKETING MATERIALS. We are currently working with a company to create a brand identity and marketing materials for Dream Media. We will develop a company logo, tagline and promotional materials. Additionally we will develop a Corporate Brochure, a Press Kit, a Catalog Prototype consisting of a sample catalog demonstrating the quality and elegance of our proposed catalog ad pages along with company Letterhead, Envelopes & Business Cards. We expect to have all our marketing materials completed by September 2007 and have budgeted $50,000 during the next twelve months for this objective. We will utilize existing funds to achieve this component of our plan and will not seek additional financing to complete this objective.

MERCHANT AGREEMENTS. The merchandise intended to be sold by the Company will be sourced from a wide variety of American vendors. The Company’s business depends on being able to find qualified American vendors and access products in a timely and efficient manner. We plan to enter into agreements with merchants who will supply the products and services offered in our catalog and website. Under these agreements, we will buy merchandise at pre-established rates or receive placement fees for inclusion of the merchant’s products in Dream Media programs. Participating merchants will agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out-of-stock. To date we have not entered into any merchant agreements, yet we anticipate the agreements will likely vary in length typically from one quarter to one year. We will source and identify well known U.S. companies that could potentially work with Dream Media; identify the best point of contact within those organizations; evaluate interest, needs and opportunities so that Dream Media can approach these companies to become participating merchants. The cost of completing the stated objectives during the next twelve months is budgeted at $75,000, including $40,000 for market research.

To date we have not entered into any agreements yet we are in discussion with firms to conduct market research on behalf of Dream Media and estimate the cost to be approximately $40,000 to undertake this important research project for Dream Media which we intend to complete by September 2007. These market research activities will include secondary research and a series of executive interviews with American retail firms. After reviewing the completed market research, we will then start the marketing process of finding the advertisers for our catalog publications during the third quarter of 2007. We will utilize existing funds or funds from ongoing operations to achieve this component of our plan and will not seek additional financing to complete this objective.

WEB SITE DEVELOPMENT. The Company has budgeted resources during 2007 for development of Web site and e-commerce infrastructure. In the fourth quarter of 2007, we plan to launch our Web site, www.dreammedia.us. Our new Web site will be Japanese consumer-friendly with a well designed home page, navigation capabilities, and an enhanced search engine which enables consumers to search and define their shopping needs. We anticipate the costs of producing our website and developing our e-commerce systems to be $75,000 during the next twelve months. We will utilize existing funds or funds from ongoing operations to achieve this component of our plan and will not seek additional financing to complete this objective.

PRODUCE AND DISTRIBUTE OUR AMERICAN DREAM CATAOLGS. In the fourth quarter of 2007, we intend to begin distributing our American dream catalog to a targeted group of female consumers who reside in Japan. Our American dream catalog differs from other catalog titles in that it solely contains merchandise from American merchandise brands and is printed in Japanese. The catalog will be designed to encourage consumers to shop via the catalog and internet. Our initial catalog will focus primarily on women’s clothing and fashion accessories from American merchandise brands. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories from American merchants. During 2007, we intend to distribute approximately 2 million American dream catalogs. We anticipate the costs of producing and distributing our initial 240 page catalog at a cost of $3 million, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies. We intend to utilize proceeds from the sale of advertising space to cover the cost of producing and distributing the catalogs. Each catalog will be limited to the sale of 200 pages of advertising at a cost of $20,000 per page, per issue.

After the initial catalog is launched, we plan to increase the circulation of American dream catalog by approximately 2 million copies per quarter with the total budget for producing and distribution of $3 million per distribution, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies, for the first and second quarters of 2008 for a total budget $9 million during the next twelve months. Without significant revenues from advertising, we will require additional financing to complete this objective.

ORDER PROCESSING AND CUSTOMER SERVICE OUTSOURCE. We maintain no significant inventory, and therefore, once we receive a customer’s order, we will transmit it to the appropriate merchant who will in turn ship the merchandise directly to our logistics center. We will outsource our call volume to a company that has live operator inbound call center and service agency. We will seek a web-enabled call center with a company that can increase sales with up-sells, customer service, lead generation with surveys, e-mail response and web-based call center services beginning during the third quarter of 2007. Our goal is to provide the highest level of call center services available to our clients. We have budgeted $1,000,000 during the next twelve months for this objective, with the initial expenditure of $200,000 during the third quarter of 2007 and approximately $75,000 per month each month thereafter. The in-bound sales representatives will be employees of the call center, and will not be employed by us, we forecast escalating the staffing levels up to 40 in-bound sales representatives during the first year of operations. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

Development of Information systems and technology. We will implement order entry, transaction-processing and fulfillment services and systems using a combination of our own proprietary technologies and commercially available licensed technologies. As a catalog company we intend to be able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our marketing and promotional programs is enhanced by this rich source of information, allowing us to adjust the frequency, timing and content of each program to maximize the benefit gained. The Company’s current strategy is to spend minimal development efforts on enhancing the specialized, proprietary software that is unique to its business and to license commercially developed technology for other applications where available and required.

We will implement a Web-based system that can provide the Company with many advantages, including giving us significant flexibility in implementing marketing programs. We will utilize existing funds or funds from ongoing operations to achieve this component of our plan and will not seek additional financing to complete this objective. We intend to lease our equipment and do not anticipate the purchase or sale of any significant equipment. During the next twelve months we have budgeted $100,000 for this objective. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

Establish additional office and fulfillment work space. We intend to open additional office and fulfillment work spaces in Portland, Oregon and Chiba, Japan. We have offices in California and Osaka, Japan area and plan to evaluate opportunities to strategically expand our geographic presence with 2 additional satellite office and fulfillment work spaces within the next 12 months. We intend to lease the office space and equipment and do not anticipate the purchase or sale of any significant equipment. We estimate the cost to open each office to total approximately $500,000 over the next twelve months, with the amount of expenditure to set up the logistic center in Chiba, Japan to be approximately $300,000 and the expenditure to establish a logistic center in Portland, Oregon to be approximately $200,000. Beginning in the fourth quarter of 2007, we intend to open both locations. We have not identified any specific locations or entered into any lease agreements at this time. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

Develop an Employee and Management Team to Optimize Our Business. We anticipate expanding our management and employee team with a focus on training and professional development for all levels of employees. We expect to increase the number of employees, including a President and Chief Financial Officer of the company and by hiring operational, administrative and sales and marketing employees once we have successfully completed our financing. We plan to hire up to ten employees during the next twelve months. We have not identified such employees nor had any discussions with potential candidates. This is an ongoing objective and we have not allocated any specific funds for this objective..

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent financings may vary significantly depending upon the exact amount of funds raised and status of our business plan. In the event we are not successful in reaching our initial revenue targets, additional funds may be required and we would then not be able to proceed with our business plan for the development and marketing of our products and services. Should this occur, we would likely seek additional financing to support the continued operation of our business.

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006 and November 30, 2006. In November 2006, we completed an offering in which we raised a total of $275,000. As of January 31, 2006, we had cash of $0 and as of January 31, 2007 we have cash of $327,500.

We expect to satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. During 2007, we plan to raise additional capital of $3 million for additional operating capital. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in the fourth quarter of 2007.

In the absence of our projected revenues and the absence of additional capital we may be unable to proceed with our plan of operations. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our operations to cover our operating expenses. Consequently, there is substantial doubt about our ability to continue to operate as a going concern.

As reflected in the accompanying financial statements, we are in the development stage and have a negative cash flow from operations of $55,880 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have embarked upon an effort to become a public company and by doing so, has incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once the Company becomes a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there will be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs to be incurred for (i) increased marketing and advertising to support any growth in sales for the Company; (ii) potential to hire additional personnel to manage and expand the Company's operations. Moving forward, and dependent upon the execution of our business plan, we anticipate that our monthly expenses will increase to $100,000 per month during the next twelve months.

Subsequent Event

On April 30, 2006, we issued 435,000 shares of our common stock to the following shareholders pursuant to an offering at $1.00 per share. We received $435,000 in this offering. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Item 7.    Financial Statements.

DREAM MEDIA, INC.( f/k/a 511410, Inc)

(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF JANUARY 31, 2007

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEAR ENDED JANUARY 31, 2007, THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO JANUARY 31, 2006 AND THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO JANUARY 31, 2007

PAGE	F-4	STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO JANUARY 31, 2007.

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED JANUARY 31, 2007, THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO JANUARY 31, 2006 AND THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO JANUARY 31, 2007.

PAGES	F-6 - F-8	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Dream Media, Inc. (f/k/a 511410, Inc.)

(A Development Stage Company)

We have audited the accompanying balance sheet of Dream Media, Inc. (f/k/a 511410, Inc.) (A Development Stage Company) as of January 31, 2007, and the related statements of operations, changes in shareholder’s equity and cash flows for the year ended January 31, 2007, the period from February 2, 2005 (inception) to January 31, 2006 and the period from February 2, 2005 (inception) to January 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Dream Media, Inc. (f/k/a 511410, Inc.) (A Development Stage Company) as of January 31, 2007 and the results of its operations and its cash flow for the year ended January 31, 2007, for the period from February 2, 2005 (inception) to January 31, 2006 and the period February 2, 2005 (inception) to January 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $39,618 and used cash in operations of $55,880 for the period from February 2, 2005 (inception) to January 31, 2007. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida

May 15, 2007

DREAM MEDIA, INC. (f/k/a 511410, INC.)
(a development stage company)
BALANCE SHEET
As of January 31, 2007

ASSETS

CURRENT ASSETS

Cash	327,500
Prepaid expenses	27,947

TOTAL ASSETS	$355,447

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$4,585
Notes payable - related party	101,680

TOTAL LIABILITIES	$106,265

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 7,075,000	7,075
Additional Paid-In Capital	281,725
Accumulated Deficit during development stage	(39,618)

Total Stockholders' Equity	249,182

TOTAL LIABILITIES AND EQUITY	$355,447

The accompanying notes are an integral part of these financial statements.

DREAM MEDIA, INC. (f/k/a 511410, INC.)
(a development stage company)
STATEMENT OF OPERATIONS

		For the period	For the period
	For the year	February 2, 2005	February 2, 2005
	ending	(inception) to	(inception) to
	January 31, 2007	January 31, 2006	January 31, 2007

Revenue	$-	$-	$-

Operating Expenses
Professional fees	23,893	2,225	26,118
General and administrative	13,500	-	13,500

Total Operating Expenses	37,393	2,225	39,618

Loss from Operations	(37,393)	(2,225)	(39,618)

Provision for Income Taxes	-	-	-

Net Loss	$(37,393)	$(2,225)	$(39,618)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding	2,679,589	100,000	1,402,541
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

DREAM MEDIA, INC. (f/k/a 511410, INC.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2007
						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid In	Development	Total
	Shares	Par	Shares	Par	Capital	Stage	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	-	100,000	$100	$-		$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006	-	-	-	-	-	(2,225)	(2,225)

Balance, January 31, 2006	-	$-	100,000	$100	$-	$(2,225)	$(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	$6,700	$-		$6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725		$275,000
per share from private placement

In Kind contribution					7,000		$7,000

Net Loss	-	-	-	-	-	(37,393)	(37,393)

Balance, January 31, 2007	-	$-	7,075,000	$7,075	$281,725	$(39,618)	$249,182

The accompanying notes are an integral part of these financial statements.

DREAM MEDIA, INC. fka 511410, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS

		For the period	For the period
	For the year	February 2, 2005	February 2, 2005
	ending	(inception) to	(inception) to
	January 31, 2007	January 31, 2006	January 31, 2007

Cash Flows From Operating Activities:
Net Loss	$(37,393)	$(2,225)	$(39,618)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	7,000	-	7,000
Stock issued for incorporation expense	-	100	100
Changes in operating assets and liabilities:
Increase in Prepaid expense	(27,947)	-	(27,947)
Increase in Accounts Payable and accrued expenses	2,460	2,125	4,585

Net Cash Used In Operating Activities	(55,880)	0	(55,880)

Cash Flows From Investing Activities:	-	-	-

Cash Flows From Financing Activities:
Proceeds from Note Payable - related party	101,680	-	101,680
Proceeds from Common Stock issuance	281,700	-	281,700

Net Cash Provided by Financing Activities	383,380	-	383,380

Net Increase in Cash	327,500	-	327,500

Cash at Beginning of Period	-	-	-

Cash at End of Period	$327,500	$-	$327,500

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Dream Media, Inc. ( f/k/a 511410, Inc)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

DREAM MEDIA, INC. (f/k/a 511410, Inc.) (the Company) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from american sources directly to the Japanese consumer. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $39,618 and used cash in operations of $55,880 for the period from February 2, 2005 (inception) to January 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company. At January 31, 2007 the Company had $250,000 of cash in excess of FDIC insurance.

Foreign Currency Translation and Transactions:

The Company's functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of January 31, 2007 and 2006 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.

SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director. The amount is due in July 2007 and is non-interest bearing (See Note 4).

NOTE 3 - INCOME TAXES

As of January 31, 2007, the Company has a net operating loss carryforward of approximately $32,618 available to offset future taxable income through 2027. The valuation allowance at January 31, 2006 was $757. The net change in the valuation allowance for the period ended January 31, 2007 was an increase of $10,334.

NOTE 4 - NOTES PAYABLE -RELATED PARTY

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director. The amount is due in July 2007 and is non-interest bearing (See Note 2).

NOTE 5 - SHAREHOLDERS' EQUITY

Common and Preferred Stock:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

During 2005, the Company issued 100,000 for the amount of $100 ($0.001 per share) in exchange of the incorporation expenses for the Company.

During September 2006, the Company issued 6,700,000 shares of common stock at ($0.001 per share) in a private placement offering exempt from registration with the U.S. Securities Act of 1933 for a total value of $6,700.

During November 2006, the Company undertook a private placement issuance, Regulation D Rule 506 offering, of 275,000 shares of common stock for a value of $275,000 ($1.00 per share). The Company believes this offering is exempt from registration with the US Securities and Exchange Commission.

In-Kind Contribution of Compensation

During the year ended January 31, 2007, the company recorded $7,000 as in-kind contribution of salary for services provided by its president.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

During January 2007, the Company entered into a twelve month office lease expiring December 31, 2007. The lease requires monthly payments of $190.

NOTE 7 - SUBSEQUENT EVENTS

On February 6, 2007 the Company signed an agreement with a consultant for investor relations services for a period of one year at $6,700 per month plus expenses.

During February, 2007, the Company entered into an agreement with a consultant to provide strategic planning services. The agreement calls for a payment of $11,500 for the consulting services.

In March 2007, the company repaid $56,500 of the note payable to a related party.

In April 2007, 435,000 shares of common stock were issued for cash proceeds of $435,000 ($1.00 per share).

Item 8.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our sole executive officer and director and his age as of May 15, 2007 is as follows:

NAME	AGE	POSITION

Ken Osako	35	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

KEN OSAKO is our President and Chief Executive Officer as well as Chairman of our Board of Directors. Mr. Osako is 35 years old. From 2004 to the present Mr. Osako has served as CEO of Strategic Capital Consultants, Inc. From 2000 to 2003 Mr. Osako served as President of High Speed Cash, Inc. Mr. Osako served as CFO for Wheels America Advertising, Inc. from 1998 to 2000. From 1996 to 1997 he served as President of Conversion Specialist. From 1995 to 1996 he served as CFO of Morrison Distributors, Inc. Mr. Osako graduated from Oglethorpe University in Atlanta, GA with a Bachelors of Science degree.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal year ended January 31, 2007, we did not compensate our sole director for his services.

Significant Employees

None.

Family Relationships

No family relationships exist among our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.    Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until January 31, 2007.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenji Osako, President	2006	$0	$0	$0	$0	$0	$0	$0	$0

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consultant agreement with Mr. Kenji Osako, our Chief Executive Officer, President, and Chairman of the Board of Directors. Mr. Osako not has received or accrued any compensation to date and has no written contract or any commitment to receive annual compensation and has agreed to forego any salary until such time as the Company has sufficient revenues therefore and/or receives sufficient outside financing.

Compensation of Directors

For the fiscal year ended January 31, 2007, we did not compensate our sole director for his services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of May 15, 2007, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kenji Osako	6,237,500	82%

Common Stock	All executive officers and directors as a group	6,237,500	82%

The percent of class is based on 7,610,000 shares of common stock issued and outstanding as of May 15, 2007.

(1)  Ken Osako owns 7,510,000 shares directly, 5,000,000 shares through Strategic Capital Consultants, Inc., 100,000 shares through Offshore Accounts, Inc., 10,000 shares through Dream Media, Inc., a Nevada corporation, and 27,500 through RM Capital, Inc.

Item 12.    Certain Relationships and Related Transactions.

On February 2, 2005, we issued 100,000 shares to Scott Raleigh for $100 for services rendered as out founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. On July 7, 2006, Scott Raleigh transferred the 100,000 shares to Ken Osako, our current sole officer and director,

In addition, Mr. Osako purchased 6,510,000 shares in our August 2006 offering at $.001 per share, for an aggregate purchase price of $6,510.

Item 13.    Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
10.3	Stock Purchase and Share Exchange dated July 7, 2006**
23.2	Consent of Counsel, as in Exhibit 5.1
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Form SB-2 filed with the SEC on February 6, 2007

Item 14.    Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended January 31, 2007, we were billed approximately $4,340 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended January 31, 2006, we were billed approximately $1,600 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal years ended January 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DREAM MEDIA, INC.

By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer

Date:	May 15, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ken Osako	President, Chief Executive Officer,	May 15, 2007
Ken Osako	Chief Financial Officer