Form 10KSB/A
period 2007-01-31
DREAM MEDIA INC.
filed 2007-05-16
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Aggregate market value of the common stock held by non-affiliates of the Company as of May 15, 2007: $0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kenji Osako	6,610,000	88%

Common Stock	All executive officers and directors as a group	6,610,000	88%

The percent of class is based on 7,610,000 shares of common stock issued and outstanding as of May 15, 2007.

Item 12.    Certain Relationships and Related Transactions.

On February 2, 2005, we issued 100,000 shares to Scott Raleigh for $100 for services rendered as out founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. On July 7, 2006, Scott Raleigh transferred the 100,000 shares to Ken Osako, our current sole officer and director.

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