Form 10QSB
period 2007-04-30
ASPIRE JAPAN, INC.
filed 2007-06-22
CIK 1317838

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51193

ASPIRE JAPAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 11th Floor,
Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 798-6138
 (Issuer’s telephone number)

Dream Media, Inc.
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 22: 7,760,000 shares of common stock.

Aspire Japan, Inc.
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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2007 are not necessarily indicative of results that maybe expected for the year ending January 31, 2008. The financial statements are presented on the accrual basis.

ASPIRE JAPAN, INC.
(a development stage company)
FINANCIAL STATEMENTS

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)

CONTENTS

PAGE	1	BALANCE SHEET AS OF APRIL 30, 2007 (UNAUDITED)

PAGE	2	STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006, AND FOR THE PERIOD FROM FEBURARY 2, 2005 (INCEPTION) TO APRIL 30, 2007 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO APRIL 30, 2007 (UNAUDITED)

PAGE	4	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED APRIL 30, 2007 AND 2006 AND FOR THE PERIOD FROM FEBURARY 2, 2005 (INCEPTION) TO APRIL 30, 2007 (UNAUDITED)

PAGES	5 - 9	NOTES TO FINANCIAL STATEMENTS

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
BALANCE SHEET
As of April 30, 2007 (Unaudited)

ASSETS

CURRENT ASSETS

Cash	$589,003
Prepaid expenses	37,168

TOTAL CURRENT ASSETS	626,171

OTHER ASSETS

Deposits	380

TOTAL ASSETS	$626,551

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,115
Notes payable - related party	47,445

TOTAL CURRENT LIABILITIES	53,560

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 7,610,000	7,610
Additional Paid-In Capital	819,190
Deferred Stock Compensation	(83,333)
Other Comprehensive Income (Loss)	1,198
Accumulated Deficit during development stage	(171,674)

Total Stockholders' Equity	572,991

TOTAL LIABILITIES AND EQUITY	$626,551

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

			For the period
	For the three	For the three	February 2, 2005
	months ending	months ending	(inception) to
	April 30, 2007	April 30, 2006	April 30, 2007

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	10,239		36,357
Marketing Expenses	60,000		60,000
Consulting Fees	59,676		59,676
General and administrative	3,745	250	17,245

Total Operating Expenses	133,660	250	173,278

Loss from Operations	(133,660)	(250)	(173,278)

Interest Income	1,604	-	1,604

Provision for Income Taxes	-	-	-

Net Loss	(132,056)	(250)	(171,674)

Other Comprehensive Income

Foreign Currency Translation Gain	1,198	-	1,198

Comprehensive Loss	$(130,858)	$(250)	$(170,476)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.08)

Weighted average number of shares outstanding	7,151,011	100,000	2,028,752
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through April 30, 2007 (Unaudited)
							Accumulated
					Additional	Deferred	Deficit During	Other
	Preferred Stock		Common Stock		Paid In	Stock	Development	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Compensation	Stage	Income (Loss)	Equity
Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	-	100,000	$100	$-		$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006	-	-	-	-	-	-	(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	0	-	(2,225)	0	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	0		0	0	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725		0	0	275,000
per share from private placement

In Kind contribution	-	-	-	0	7,000		0	0	7,000

Net Loss	-	-	-	0	0	-	(37,393)	0	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	-	(39,618)	0	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement			20,000	20	19,980				20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement			10,000	10	9,990				10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement			15,000	15	14,985				15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement			30,000	30	29,970				30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement			260,000	260	259,740				260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement			100,000	100	99,900				100,000

Stock Issued for Services
at $1.00 per share			100,000	100	99,900	(83,333)			16,667

In Kind contribution					3,000				3,000

Net Loss for the three months							(132,056)		(132,056)
ended April 30, 2007

Other Comprehensive Income								1,198	1,198

Total Comprehensive Loss	-	-	-	-	-	-	-	-	(130,858)

Balance, April 30, 2007	-	-	7,610,000	$7,610	$819,190	$ (83,333)	$(171,674)	$1,198	$572,991

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS (Unaudited)

			For the period
	For the three	For the three	February 2, 2005
	months ending	months ending	(inception) to
	April 30, 2007	April 30, 2006	April 30, 2007

Cash Flows From Operating Activities:
Net Loss	$(132,056)	$(250)	$(171,674)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	3,000	-	10,000
Stock issued for services	16,667		16,667
Stock issued for incorporation expense	-	-	100
Changes in operating assets and liabilities:
(Increase)/Decrease in Prepaid Expenses	(9,601)	-	(37,548)
Increase/(Decrease) in Accounts Pay & Accrued Exp	1,530	250	6,115

Net Cash Used In Operating Activities	(120,460)	-	(176,340)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from Note Payable - related party			101,680
Repayment of Note Payable - related party	(54,235)	-	(54,235)
Proceeds from Common Stock issuance	435,000	-	716,700

Net Cash Provided by Financing Activities	380,765	-	764,145

Net Increase in Cash	260,305	-	587,805

Effect of Exchange Rate on Cash	1,198		1,198

Cash at Beginning of Period	327,500	-	-

Cash at End of Period	$589,003	$-	$589,003

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of April 30, 2007 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

ASPIRE JAPAN, INC. (f/k/a Dream Media,, Inc.) (the Company) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $171,674 from inception and used cash in operations of $176,340 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At April 30, 2007 the Company had $52,720 of cash in excess of FDIC insurance.  In addition, at April 30, 2007, the Company had total cash of $435,085 in a Japanese bank which is uninsured.

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

Stock Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements  based on their fair values.   The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

 Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including accounts payable and loans and notes payable approximate fair value due to the relatively short period to maturity for this instrument.

Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations ands stockholders’ equity as other comprehensive income (loss).

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of April 30, 2007 and 2006 there were no common share equivalents outstanding.

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
SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have  a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have  a material effect on the Company's future reported financial position or results of operations.

In June 22, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have  a material effect on the Company's future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount is due in July 2007 and is non-interest bearing (See Note 3).

During the period ending April 30, 2007, the Company repaid $54,235 of the note payable to the related party officer and director..

NOTE 3 - NOTES PAYABLE -RELATED PARTY

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The Company repaid $54,235 of the note during the quarter ending April 30, 2007 resulting in a balance of $47,445. The balance is due in July 2007 and is non-interest bearing (See Note 2).

NOTE 4 - SHAREHOLDERS' EQUITY

Common and Preferred Stock:

Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

During 2005, the Company issued 100,000 shares for the amount of $100 ($0.001 per share) in exchange of the incorporation expenses for the Company.

During September 2006, the Company issued 6,700,000 shares of common stock at ($0.001 per share) in a private placement offering exempt from registration with the U.S. Securities Act of 1933 for a total value of $6,700.

During November 2006, the Company undertook a private placement issuance, Regulation D Rule 506 offering of 275,000 shares of common stock for a value of $275,000 ($1.00 per share). The Company believes this offering is exempt from registration with the US Securities and Exchange Commission.

 During April 2007, the Company undertook a private placement issuance, Regulation D Rule 506 offering of 435,000 shares of common stock for a value of $435,000 ($1.00 per share). The Company believes this offering is exempt from registration with the US Securities and Exchange Commission.

During April 2007, the Company issued 100,000 shares of common stock valued at a recent cash offering price of $100,000 or $1.00 per share to a consultant for providing strategic planning services.  The Company is amortizing the value of the shares over the contract period of six months.  As of April 30, 2007, the Company recorded an expense of $16,667 and deferred compenseation of $83,333 related to the consulting agreement.

In-Kind Contribution of Compensation

During the year ended January 31, 2007, the Company recorded $7,000 as in-kind contribution of salary for services provided by its president.

During the quarter ended April 30, 2007, the Company recorded $3,000 as in-kind contribution of salary for services provided by its president

NOTE 5 - COMMITMENTS AND CONTINGENCIES

During January 2007, the Company entered into a twelve month office lease expiring December 31, 2007. The lease requires monthly payments of $190.

On February 6, 2007 the Company signed an agreement with a consultant for investor relations services for a period of one year at $6,700 per month plus expenses.

Effective April 1, 2007, the Company entered into an agreement for strategic planning services for a period of six months.  The agreement calls for a monthly fee of $5,000 and the issuance of 100,000 shares of common stock. (See Note 4)

NOTE 6 - SUBSEQUENT EVENTS

During June, 2007 the Company entered into an agreement with an executive referral service for the hiring of the new President and Chief Marketing Officer.  This agreement calls for a one time fee of $100,000 due in June.

On June 1, 2007, the Company entered into a two-year employment agreement with a new President and Chief Marketing Officer.  The agreement calls for a  $47,615 signing bonus and base compensation of $350,000 for the first year, and $400,000 the second year. The agreement also calls for bonuses of up to 33% of base compensation based on financial targets to be determined by the Board of Directors.  The new Officer  will also receive medical and dental benefits, a housing allowance of $10,000 per month plus cost of living adjustments, and tax equalization. In addition,  the agreement calls for a $50,000 termination payment upon termination of the officer under certain conditions.  Also under the Employment Agreement, the Company will enter into a restricted stock option grant with the new Officer whereby he will receive common stock in the Company. The restricted stock agreement shall provide that the shares will vest over 2 years with 50% of shares vesting on June 1, 2009, and the remaining 50% vesting pro rata monthly during the remaining year. As of the date of this report, the number of options to be issued has not been determined.

On June 1, 2007, the Company entered into a two-year employment agreement with a new Executive Vice President.  The agreement calls for a $17,500 signing bonus and base compensation of $150,000 for the first year, and  $160,000 the second year.  The agreement also calls for bonuses of up to 33% of base compensation based on financial targets to be determined by the Board of Directors.  The new Executive will also receive medical and dental benefits.

During June 22, 2007 the Company issued 50,000 shares of common stock for legal services.  The shares were valued at  $50,000 or $1.00 per share based on a recent cash offering price.

On June 1, 2007, the Company entered into a six month office lease in Tokyo, Japan.  The lease requires monthly payments of approximately $3,500 per month.

Item 2.                       Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Plan of Operations

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $12,050,000. The breakdown is as follows:

Marketing Materials	$50,000
Website development	$75,000
Merchant Development	$75,000
Catalog Printing and Distribution	$9,000,000
Order Processing and Customer Service Outsource	$1,000,000
Development of Information systems and technology	$75,000
Establish additional office and fulfillment work space	$500,000
Legal/Accounting	$75,000
General/Administrative	$1,200,000
Total	$12,050,000

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

WEB SITE DEVELOPMENT. The Company has budgeted resources during 2007 for development of Web site and e-commerce infrastructure.  In the fourth quarter of 2007, we plan to launch our Web site, www.aspire-japan.com. Our new Web site will be Japanese consumer-friendly with a well designed home page, navigation capabilities, and an enhanced search engine which enables consumers to search and define their shopping needs. We anticipate the costs of producing our website and developing our e-commerce systems to be $75,000 during the next twelve months. We will utilize existing funds or funds from ongoing operations to achieve this component of our plan and will not seek additional financing to complete this objective.

PRODUCE AND DISTRIBUTE OUR ASPIRE CATALOGS. In the fourth quarter of 2007, we intend to begin distributing our Aspire catalog to a targeted group of female consumers who reside in Japan. Our Aspire catalog differs from other catalog titles in that it solely contains merchandise from American merchandise brands and is printed in Japanese. The catalog will be designed to encourage consumers to shop via the catalog and internet.

Our initial catalog will focus primarily on women’s clothing and fashion accessories from American merchandise brands. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories from American merchants. During 2007, we intend to distribute approximately 2 million Aspire catalogs. We anticipate the costs of producing and distributing our initial 240 page catalog at a cost of $3 million, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies. We intend to utilize proceeds from the sale of advertising space to cover the cost of producing and distributing the catalogs. Each catalog will be limited to the sale of 200 pages of advertising at a cost of $20,000 per page, per issue.

After the initial catalog is launched, we plan to increase the circulation of Aspire catalog by approximately 2 million copies per quarter with the total budget for producing and distribution of $3 million per distribution, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies, for the first and second quarters of 2008 for a total budget $9 million during the next twelve months. Without significant revenues from advertising, we will require additional financing to complete this objective.

ORDER PROCESSING AND CUSTOMER SERVICE OUTSOURCE. We maintain no significant inventory, and therefore, once we receive a customer’s order, we will transmit it to the appropriate merchant who will in turn ship the merchandise directly to our logistics center. We will outsource our call volume to a company that has live operator inbound call center and service agency. We will seek a web-enabled call center with a company that can increase sales with up-sells, customer service, lead generation with surveys, e-mail response and web-based call center services beginning during the third quarter of 2007. Our goal is to provide the highest level of call center services available to our clients. We have budgeted $1,000,000during the next twelve months for this objective, with the initial expenditure of $200,000 during the third quarter of 2007 and approximately $75,000 per month each month thereafter. The in-bound sales representatives will be employees of the call center, and will not be employed by us, we forecast escalating the staffing levels up to 40 in-bound sales representatives during the first year of operations. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

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

Develop an Employee and Management Team to Optimize Our Business.  We anticipate expanding our management and employee team with a focus on training and professional development for all levels of employees. We expect to increase the number of employees, including a President and Chief Financial Officer of the company and by hiring operational, administrative and sales and marketing employees once we have successfully completed our financing. We plan to hire a total of 120 employees during the next twelve months We have not identified such employees nor had any discussions with potential candidates. This is an ongoing objective and we have not allocated any specific funds for this objective..

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $435,000.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of April 30, 2007, we had cash of approximately $589,000.

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

As reflected in the accompanying financial statements, we are in the development stage and have a negative cash flow from operations of $176,340 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

The Company has embarked upon an effort to become a public company and by doing so, has incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once the Company becomes a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there will be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs to be incurred for (i) increased marketing and advertising to support any growth in sales for the Company; (ii) potential to hire additional personnel to manage and expand the Company's operations. Moving forward, and dependent upon the execution of our business plan, we anticipate that our monthly expenses will increase to $100,000 per month during the next twelve months.

Results of Operation

The Company did not have any operating income from inception through April 30, 2007. For the quarter ended April 30, 2007, the registrant recognized a net loss of $132,056and for the period from inception through April 30, 2007, the registrant recognized a net loss of $171,674. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office and $60,000 was for marketing expense and brand development.

Recent Accounting Pronouncements

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

Item 2.                      Changes in Securities.

On April 30, 2006, we issued 435,000 shares of our common stock to the following shareholders pursuant to an offering at $1.00 per share for a total of $435,000. Such shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended.

We issued the following shares on June 4, 2007 as compensation for services rendered: 100,000 shares to Global Business Resources, Inc. for consulting services, and 25,000 shares to Richard I. Anslow, 20,000 shares to Gregg E. Jaclin, and 5,000 shares to Christine L. Zurich for legal services rendered.

Item 3.                      Defaults Upon Senior Securities.

      None

Item 4.                       Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending April 30, 2007, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

Item 5.                      Other Information.

       None

Item 6.                      Exhibits and Reports of Form 8-K.

      (a)           Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

      (b)            Reports of Form 8-K

            A Form 8K was filed with the SEC on June 5, 2007 to appoint a new officer and director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Aspire Japan, Inc.
Registrant

Date: June 22, 2007	By:	/s/ David Daisuke Nakajima
David Daisuke Nakajima
President and CEO