Form 10QSB/A
period 2007-04-30
ASPIRE JAPAN, INC.
filed 2007-08-07
CIK 1317838

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 22, 2007: 7,760,000 shares of common stock.

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

This amended 10QSB is being filed to revise Item 3. Controls and Procedures in accordance with Item 307 and 308 of Regulation S-B.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007. Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)           Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.  There have not been any changes in the Company’s internal controls over financial reporting during the last fiscal quarter.

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

Item 5.                      Other Information.

       None

Item 6.                      Exhibits and Reports of Form 8-K.

      (a)           Exhibits

31.1 CEO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 CFO Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 CEO Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 CFO Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

      (b)            Reports of Form 8-K

            A Form 8K was filed with the SEC on June 5, 2007 to appoint a new officer and director.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Aspire Japan, Inc.
Registrant

Date: August 6, 2007	By:	/s/ David Daisuke Nakajima
David Daisuke Nakajima
President and CEO