Form 10QSB/A
period 2007-06-30
ASPIRE JAPAN, INC.
filed 2007-08-30
CIK 1317838

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-QSB

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 1, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Aspire Japan, Inc.
Registrant

Date: August 30, 2007	By:	/s/ David Daisuke Nakajima
David Daisuke Nakajima
President and CEO