Form 10QSB
period 2007-07-31
ASPIRE JAPAN, INC.
filed 2007-09-19
CIK 1317838

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 18, 2007: 7,660,000 shares of common stock.

Item 1     Financial Statements

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF JULY 31, 2007 (UNAUDITED)

PAGE	2	STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2007 AND 2006, AND FOR THE PERIOD FROM FEBURARY 2, 2005 (INCEPTION) TO JULY 31, 2007 (UNAUDITED)

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM FEBRUARY 2, 2005 (INCEPTION) TO JULY 31, 2007 (UNAUDITED)

PAGE	4	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JULY 31, 2007 AND 2006 AND FOR THE PERIOD FROM FEBURARY 2, 2005 (INCEPTION) TO JULY 31, 2007 (UNAUDITED)

PAGES	5 - 10	NOTES TO FINANCIAL STATEMENTS

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
BALANCE SHEET
As of July 31, 2007 (Unaudited)

ASSETS

CURRENT ASSETS

Cash	$178,536
Prepaid expenses	17,024

TOTAL CURRENT ASSETS	195,560

PROPERTY AND EQUIPMENT, NET	3,573

OTHER ASSETS

Deposits	10,137

TOTAL ASSETS	$209,270

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$38,296
Note payable - stockholder	200,000
Loan payable -related party	1,107

TOTAL CURRENT LIABILITIES	239,403

STOCKHOLDERS' EQUITY(DEFICIT)

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 7,660,000	7,660
Deferred Stock Compensation	(33,332)
Additional Paid-In Capital	872,140
Other Comprehensive Income (Loss)	1,198
Accumulated Deficit during development stage	(877,799)

Total Stockholders' Equity(Deficit)	(30,133)

TOTAL LIABILITIES AND EQUITY(DEFICIT)	$209,270

The accompanying notes are an integral part of these financial statements

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

					For the period
	For the three	For the three	For the six	For the six	February 2, 2005
	months ending	months ending	months ending	months ending	(inception) to
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006	July 31, 2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	133,012	250	143,251	500	169,369
Marketing Expenses	267,298		327,298		327,298
Consulting Fees	26,992		86,668		86,668
Compensation Expense	174,019		174,019		174,019
General and administrative	95,091		98,836		112,336

Total Operating Expenses	696,412	250	830,072	500	869,690

Loss from Operations	(696,412)	(250)	(830,072)	(500)	(869,690)

Interest Income	737	-	2,341	-	2,341
Foreign Currency Transaction Loss	-		(8,450)		(8,450)
Interest Expense -related party	(2,000)		(2,000)		(2,000)

Total Other Income/Expense	(1,263)	-	(8,109)	-	(8,109)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(697,675)	(250)	(838,181)	(500)	(877,799)

Other Comprehensive Income

Foreign Currency Translation Loss	-	-	1,198	-	1,198

Comprehensive Loss	$(697,675)	$(250)	$(836,983)	$(500)	$(876,601)

Net Loss Per Share - Basic and Diluted	$(0.09)	$(0.00)	$(0.11)	$(0.01)

Weighted average number of shares outstanding	7,641,319	100,000	7,400,028	100,000
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through July 31, 2007 (Unaudited)

					Additional	Deferred	Accumulated	Other
	Preferred Stock		Common Stock		Paid In	Stock	Deficit During	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Compensation	Development Stage	Income (Loss)	Equity

Stock Issued in exchange of incorporation expenses February 2, 2005	-	$-	100,000	$100	$-		$-	$-	$100

Net Loss for the period February 2, 2005 (inception) to January 31, 2006							(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-		(2,225)	-	(2,125)

Stock Issued for cash on September 15, 2006 at $0.001 per share from private placement	-	-	6,700,000	6,700	-		-	-	6,700

Stock Issued for cash on November 6, 2006 at $1.00 per share from private placement	-	-	275,000	275	274,725		-	-	275,000

In Kind contribution	-	-	-	0	7,000		-	-	7,000

Net Loss	-	-	-	0	-		(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725		(39,618)	-	249,182

Stock Issued for cash on April 16, 2007 at $1.00 per share from private placement	-		20,000	20	19,980	-	-	-	$20,000

Stock Issued for cash on April 18, 2007 at $1.00 per share from private placement	-		10,000	10	9,990	-	-	-	$10,000

Stock Issued for cash on April 19, 2007 at $1.00 per share from private placement	-		15,000	15	14,985	-	-	-	$15,000

Stock Issued for cash on April 20, 2007 at $1.00 per share from private placement	-		30,000	30	29,970	-	-	-	$30,000

Stock Issued for cash on April 25, 2007 at $1.00 per share from private placement	-		260,000	260	259,740	-	-	-	$260,000

Stock Issued for cash on April 26, 2007 at $1.00 per share from private placement	-		100,000	100	99,900	-	-	-	$100,000

Stock Issued for services in April 2007 at $1.00	-		100,000	100	99,900	(33,332)		-	$66,668

Stock Issued in exchange for legal expenses June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	-	$50,000

In Kind contribution	-		-	-	6,000	-	-	-	$6,000

Net Loss for the six months ended July 31, 2007	-		-	-	-	-	(838,181)	-	$(838,181)

Other Comprehensive Income	-		-	-	-	-	-	1,198	$1,198

Total Comprehensive Loss									$(836,983)

Balance, July 31, 2007	-	$-	7,660,000	$7,660	$872,140	$(33,332)	$(877,799)	$1,198	$(30,133)

The accompanying notes are an integral part of these financial statements

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS (Unaudited)

			For the period
	For the six	For the six	February 2, 2005
	months ending	months ending	(inception) to
	July 31, 2007	July 31, 2006	July 31, 2007

Cash Flows From Operating Activities:
Net Loss	$(838,181)	$(500)	$(877,799)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	6,000	-	13,000
Stock issued for incorporation expense	-	-	100
Stock issued for services	116,668		116,668
Changes in operating assets and liabilities:
Depreciation	21		21
Deposits	(10,137)	-	(10,137)
(Increase)/Decrease in Prepaid Expenses	10,923	-	(17,024)
(Increase)/Decrease in Accounts Pay & Accrued Exp	33,711	500	38,296

Net Cash Used In Operating Activities	(680,995)	-	(736,875)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	(3,594)	-	(3,594)

Net Cash Used In Investing Activities	(3,594)	-	(3,594)

Cash Flows From Financing Activities:
Proceeds from Note Payable -stockholder	200,000		200,000
Repayment of Note Payable - related party	(101,680)	-	(101,680)
Proceeds from Note Payable - related party	1,107		102,787
Proceeds from Common Stock issuance	435,000	-	716,700

Net Cash Provided by Financing Activities	534,427	-	917,807

Net In(de)crease in Cash	(150,162)	-	177,338

Effect of Exchange Rate on Cash	1,198		1,198

Cash at Beginning of Period	327,500	-	-

Cash at End of Period	$178,536	$-	$178,536

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of July 31, 2007 (Unaudited)

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $877,799 from inception and used cash in operations of $736,875 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of July 31, 2007 (Unaudited)

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At July 31, 2007 the Company had $67,253 in cash that was uninsured. .  In addition, at July 31, 2007, the Company had total cash of $1,369 in a Japanese bank which is uninsured.

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

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of July 31, 2007 (Unaudited)

Foreign Currency Translation

The functional currency of the Company is the United States Dollar.  The financial statements of the Company are translated to United States dollars using year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transaction occurred.  Net gains and losses resulting from foreign exchange translations are included in the statements of operations and stockholders’ equity as other comprehensive income (loss).

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of July 31, 2007 and 2006 there were no common share equivalents outstanding.

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

During the period ending April 30, 2007, the Company repaid $54,235 of the note payable to the related party officer and director.

During the period ending July 31, 2007, the Company repaid the remaining $47,445 of the note payable to the related party officer and director.

During the three months ending July 31, 2007, the Company received $1,107 from a related party officer and director.  This amount is non-interest bearing and is due on demand.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of July 31, 2007 (Unaudited)

On July 11, 2007, the Company entered into a twelve month unsecured note payable for $200,000.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on July 10, 2008.

NOTE 3 – NOTE AND LOAN PAYABLE -RELATED PARTY

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The Company repaid $54,235 of the note during the quarter ending April 30, 2007 and $47,445 during the quarter ending July 31, 2007.  (See Note 2).

During the three months ending July 31, 2007, the Company received a loan of $1,107 from a related party officer and director.  This amount is non-interest bearing and is due on demand .

NOTE 4 – NOTE PAYABLE-STOCKHOLDER

On July 11, 2007, the Company entered into a twelve month unsecured note payable for $200,000.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on July 10, 2008.

NOTE 5 -- SHAREHOLDERS' EQUITY

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

During April 2007, the Company issued 100,000 shares of common stock valued at a recent cash offering price of $100,000 or $1.00 per share to a consultant for providing strategic planning services.  The Company is amortizing the value of the shares over the contract period of six months.  As of July 31, 2007, the Company recorded an expense of $66,668 and deferred compensation of $33,332 related to the consulting agreement.

During June 2007, the Company issued 50,000 shares of common stock for legal services.  The shares were valued at $50,000 or $1.00 per share based on a recent cash offering price.

In-Kind Contribution of Compensation

During the year ended January 31, 2007, the Company recorded $7,000 as in-kind contribution of salary for services provided by its president.

During the quarter ended April 30, 2007, the Company recorded $3,000 as in-kind contribution of salary for services provided by its president.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of July 31, 2007 (Unaudited)

During the quarter ended July 31, 2007, the Company recorded $3,000 as in-kind contribution of salary for services provided by its founder.

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

On June 1, 2007, the Company entered into a two-year employment agreement with a new President and Chief Marketing Officer.  The agreement calls for a $47,615 signing bonus and base compensation of $350,000 for the first year, and $400,000 the second year. The agreement also calls for bonuses of up to 33% of base compensation based on financial targets to be determined by the Board of Directors.  The new Officer will also receive medical and dental benefits, a housing allowance of $10,000 per month plus cost of living adjustments, and tax equalization. In addition, the agreement calls for a $50,000 termination payment upon termination of the officer under certain conditions.  Also under the Employment Agreement and effective June 30, 2007, the Company entered into a restricted stock grant with the new Officer whereby he will receive common stock in the Company. The agreement stipulates that on September 30, 2007, the Company shall authorize and issue 250,000 shares of common stock at $0.001(par) to the Employee.  Additionally, on May 31, 2008, the Company shall authorize and issue an additional 250,000 shares, provided Employee has met certain sales goals to be set by the Chairman of the Board by no later than December 31, 2007. The restricted stock agreement shall provide that the shares will vest over 2 years with 50% of shares vesting on June 1, 2009, and the remaining 50% vesting pro rata monthly during the remaining year.

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

Effective July 1, 2007, the Company entered into a four month office lease in Portland, Oregon.  The lease requires monthly payments of $1,899.

NOTE 7 - SUBSEQUENT EVENTS

On August 9, 2007, the Company formally requested renewal of its office lease in Portland, Oregon and requested a new lease on adjacent space effective December 1, 2007 for three months.  The additional space will require monthly payments of $1,900.

On August 28, 2007, the Company entered into a twelve month note payable for 10,000,000 JPY (approximately     $86,000 USD).  The note will accrue interest at a rate of 18% and is unsecured.

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

MARKETING MATERIALS. We are currently working with a company to create a brand identity and marketing materials for Aspire Japan. We will develop a company logo, tagline and promotional materials. Additionally we will develop a Corporate Brochure, a Press Kit, a Catalog Prototype consisting of a sample catalog demonstrating the quality and elegance of our proposed catalog ad pages along with company Letterhead, Envelopes & Business Cards. We have completed our initial marketing materials completed and have budgeted $50,000 during the next twelve months for this objective. We will utilize existing funds to achieve this component of our plan and will not seek additional financing to complete this objective.

MERCHANT AGREEMENTS. The merchandise intended to be sold by the Company will be sourced from a wide variety of American vendors. The Company’s business depends on being able to find qualified American vendors and access products in a timely and efficient manner. We plan to enter into agreements with merchants who will supply the products and services offered in our catalog and website.  Under these agreements, we will buy merchandise at pre-established rates or receive placement fees for inclusion of the merchant’s products in Aspire Japan programs.  Participating merchants will agree to maintain sufficient levels of inventory to satisfy customer demand and to ship all orders within 72 hours unless the merchandise is out-of-stock. To date we have not entered into any merchant agreements, yet we anticipate the agreements will likely vary in length typically from one quarter to one year. We will source and identify well known U.S. companies that could potentially work with Aspire Japan; identify the best point of contact within those organizations; evaluate interest, needs and opportunities so that Aspire Japan can approach these companies to become participating merchants. The cost of completing the stated objectives during the next twelve months is budgeted at $75,000, including $40,000 for market research.

we have completed internal market research which includes secondary research and a series of executive interviews with American retail firms. After reviewing the completed market research, we will now start the marketing process of finding the advertisers for our catalog publications beginning October 2007. We will utilize existing funds or funds from ongoing operations to achieve this component of our plan and will not seek additional financing to complete this objective.

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

PRODUCE AND DISTRIBUTE OUR ASPIRE CATALOGS. In the second quarter of 2008, we intend to begin distributing our Aspire catalog to a targeted group of female consumers who reside in Japan. Our Aspire catalog differs from other catalog titles in that it solely contains merchandise from American merchandise brands and is printed in Japanese. The catalog will be designed to encourage consumers to shop via the catalog and internet.

Our initial catalog will focus primarily on women’s clothing and fashion accessories from American merchandise brands. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories from American merchants. During 2008, we intend to distribute approximately 2 million Aspire catalogs. We anticipate the costs of producing and distributing our initial 240 page catalog at a cost of $3 million, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies. We intend to utilize proceeds from the sale of advertising space to cover the cost of producing and distributing the catalogs. Each catalog will be limited to the sale of 200 pages of advertising at a cost of $20,000 per page, per issue.

After the initial catalog is launched, we plan to increase the circulation of Aspire catalog by approximately 2 million copies per quarter with the total budget for producing and distribution of $3 million per distribution, consisting of $1.9 million for production and $1.1 million for distribution of 2 million copies, for the third and fourth quarters of 2008 for a total budget $9 million during the next twelve months. Without significant revenues from advertising, we will require additional financing to complete this objective.

ORDER PROCESSING AND CUSTOMER SERVICE OUTSOURCE. We maintain no significant inventory, and therefore, once we receive a customer’s order, we will transmit it to the appropriate merchant who will in turn ship the merchandise directly to our logistics center. We will outsource our call volume to a company that has live operator inbound call center and service agency. We will seek a web-enabled call center with a company that can increase sales with up-sells, customer service, lead generation with surveys, e-mail response and web-based call center services beginning during the third quarter of 2007. Our goal is to provide the highest level of call center services available to our clients. We have budgeted $1,000,000during the next twelve months for this objective, with the initial expenditure of $200,000 during the second quarter of 2008 and approximately $75,000 per month each month thereafter. The in-bound sales representatives will be employees of the call center, and will not be employed by us, we forecast escalating the staffing levels up to 40 in-bound sales representatives during the first year of operations. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

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

Establish additional office and fulfillment work space. We intend to open additional office and fulfillment work spaces in Portland, Oregon and Tokyo, Japan. We have offices in Tokyo, Portland, California and Osaka, Japan. We intend to lease the office space and equipment and do not anticipate the purchase or sale of any significant equipment. We estimate the cost to open each office to total approximately $500,000 over the next twelve months, with the amount of expenditure to set up the logistic center in Chiba, Japan to be approximately $300,000 and the expenditure to establish a logistic center in Portland, Oregon to be approximately $200,000. Beginning in the second quarter of 2008, we intend to open both locations.  We have not identified any specific locations or entered into any lease agreements at this time. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

Develop an Employee and Management Team to Optimize Our Business.  We anticipate expanding our management and employee team with a focus on training and professional development for all levels of employees. We expect to increase the number of employees, including a Chief Financial Officer of the company and by hiring operational, administrative and sales and marketing employees once we have successfully completed our financing. We plan to hire a total of 120 employees during the next twelve months.  We have not identified such employees nor had any discussions with potential candidates. This is an ongoing objective and we have not allocated any specific funds for this objective.
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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of July 31, 2007, we had cash of approximately $178,536.

We expect to satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. Beginning in 2007, we plan to raise additional capital of $3 million for additional operating capital. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in the fourth quarter of 2007 and throughout 2008.

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

As reflected in the accompanying financial statements, we are in the development stage and have a negative cash flow from operations of $736,875 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operation

The Company did not have any operating income from inception through July 31, 2007. For the 6 months ended July 31, 2007, the registrant recognized a net loss of $838,131 and for the period from inception through July 31, 2007, the registrant recognized a net loss of $877,799. Some general and administrative expenses during the 6 month period ended July 31, 2007 were accrued. Expenses for the period were comprised of costs mainly associated with legal, accounting and office and $327,298 was for marketing expense and brand development.

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

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of April 1, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

None

Item 3.                    Defaults Upon Senior Securities.

None

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending July 31, 2007, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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

Aspire Japan, Inc.
Registrant

Date: September 19, 2007	By:	/s/ David Daisuke Nakajima
David Daisuke Nakajima
President and CEO