Form 10QSB
period 2007-10-31
ASPIRE JAPAN, INC.
filed 2007-12-21
CIK 1317838

U.S.SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-51193

ASPIRE JAPAN, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, 11thFloor,
Newport Beach, CA 92660
(Address of Principal Executive Offices)

(949) 798-6138
 (Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 18, 2007: 7,660,000 shares of common stock.

Item 1                                              Financial Statements

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
BALANCE SHEET
As of October 31, 2007 (Unaudited)

ASSETS

CURRENT ASSETS

Cash	$33,535
Prepaid expenses	4,270

TOTAL CURRENT ASSETS	37,805

PROPERTY AND EQUIPMENT, NET	4,385

OTHER ASSETS

Deposits	11,935

TOTAL ASSETS	$54,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$63,102
Note payable	378,363
Loan payable -related party	53,699

TOTAL CURRENT LIABILITIES	495,164

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 7,660,000	7,660
Additional Paid-In Capital	894,640
Other Comprehensive Income (Loss)	1,301
Accumulated Deficit during development stage	(1,344,640)

Total Stockholders' Deficit	(441,039)

TOTAL LIABILITIES AND DEFICIT	$54,125

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

					For the period
					February 2, 2005
	For the Three Months Ended October 31,		For the Nine Months Ended October 31,		(inception) to
	2007	2006	2007	2006	October 31, 2007

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	52,696	750	195,947	1,250	222,065
Marketing Expenses	54,620		381,918		381,918
Consulting Fees	48,332		135,000		135,000
Compensation Expense	226,795		400,814		400,814
General and administrative	69,258		168,094		181,594

Total Operating Expenses	451,701	750	1,281,773	1,250	1,321,391

Loss from Operations	(451,701)	(750)	(1,281,773)	(1,250)	(1,321,391)

Interest Income	199	-	2,540	-	2,540
Foreign Currency Transaction Loss	-		(8,450)		(8,450)
Interest Expense	(15,339)		(17,339)		(17,339)

Total Other Income/Expense	(15,140)	-	(23,249)	-	(23,249)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(466,841)	(750)	(1,305,022)	(1,250)	(1,344,640)

Other Comprehensive Income

Foreign Currency Translation Loss Gain	103	-	1,301	-	1,301

Comprehensive Loss	$(466,738)	$(750)	$(1,303,721)	$(1,250)	$(1,343,339)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.00)	$(0.17)	$(0.00)

Weighted average number of shares outstanding	7,660,000	584,591	7,489,173	584,591
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through October 31, 2007 (Unaudited)

					Additional	Accumulated	Other
	Preferred Stock		Common Stock		Paid In	Deficit During	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Development Stage	Income (Loss)	Equity
Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	0	7,000	-	-	7,000

Net Loss	-	-	-	0	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	$20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	$10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	$15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	$30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	$260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	$100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	$100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	$50,000

In Kind contribution	-		-	-	28,500	-	-	$28,500

Net Loss for the nine months	-		-	-	-	(1,305,022)	-	$(1,305,022)
ended October 31, 2007

Other Comprehensive Income	-		-	-	-	-	1,301	$1,301

Total Comprehensive Loss								$(1,303,721)

Balance, October 31, 2007	-	$-	7,660,000	$7,660	$894,640	$(1,344,640)	$1,301	$(441,039)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS (Unaudited)

			For the period
			February 2, 2005
	For the Nine Months Ended October 31,		(inception) to
	2007	2006	October 31, 2007

Cash Flows From Operating Activities:
Net Loss	$(1,305,022)	$(1,250)	$(1,344,640)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	28,500	-	35,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	150,000		150,000
Depreciation	411		411
Changes in operating assets and liabilities:
Deposits	(11,935)	-	(11,935)
(Increase)/Decrease in Prepaid Expenses	23,677	-	(4,270)
(Increase)/Decrease in Accounts Pay & Accrued Exp	58,517	1,250	63,102

Net Cash Used In Operating Activities	(1,055,852)	-	(1,111,732)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	(4,796)	-	(4,796)

Net Cash Used In Investing Activities	(4,796)	-	(4,796)

Cash Flows From Financing Activities:
Proceeds from Note Payable	378,363		378,363
Repayment of Note Payable - related party	(139,029)	-	(139,029)
Proceeds from Note Payable - related party	91,048		192,728
Proceeds from Common Stock issuance	435,000		716,700

Net Cash Provided by Financing Activities	765,382	-	1,148,762

Net In(de)crease in Cash	(295,266)	-	32,234

Effect of Exchange Rate on Cash	1,301		1,301

Cash at Beginning of Period	327,500	-	-

Cash at End of Period	$33,535	$-	$33,535

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of October 31, 2007 (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

ASPIRE JAPAN, INC. (f/k/aDream Media,, Inc.) (the Company) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $1,344,640 from inception, a working capital deficiency of $457,359, a stockholders deficiency of $441,039 and used cash in operations of $1,111,732 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At October 31, 2007 the Company had $0 in cash that was uninsured.   In addition, at October 31, 2007, the Company had total cash of $30 in a Japanese bank which is uninsured.

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

Stock Compensation

The Company adopted SFAS No. 123R,Share-Based Payment(“SFAS 123R”), which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements  based on their fair values.   The Company accounts for stock-based compensation arrangements with nonemployees in accordance with the Emerging Issues Task Force Abstract No. 96-18,  Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  The Company records the expense of such services to employees and non employees based on the estimated fair value of the equity instrument using the Black-Scholes pricing model.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of October 31, 2007 and 2006 there were no common share equivalents outstanding.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount is due in July 2007 and bears interest of 6% per annum. (See Note 3).

During the six months ending July 31, 2007, the Company received $5,835 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum. (See Note 3).

During the six months ending July 31, 2007, the Company repaid $105,326 of the note payable to the related party officer and director.

 During the three months ended October 31, 2007, the Company received a loan of $85,213 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and is payable anytime before March 24, 2008.

During the three months ending October 31, 2007, the Company repaid $33,703 of the note payable to the related party officer and director

NOTE 3 – NOTE AND LOAN PAYABLE -RELATED PARTY

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount is due in July 2007 and bears interest of 6% per annum. (See Note 3).

During the six months ending July 31, 2007, the Company received $5,835 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum. (See Note 3).

During the six months ending July 31, 2007, the Company repaid $105,326 of the note payable to the related party officer and director.

 During the three months ended October 31, 2007, the Company received a loan of $85,213 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and is payable anytime before March 24, 2008.

During the three months ending October 31, 2007, the Company repaid $33,703 of the note payable to the related party officer and director

NOTE 4 – NOTE PAYABLE

On July 11, 2007, the Company entered into a twelve month unsecured note payable for $200,000.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on July 10, 2008.

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419 .  The note will accrue interest at a rate of 18%,  with principle and interest due and payable on August 30, 2008.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%,  with principle and interest due and payable on October 9, 2008.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%,  with principle and interest due and payable on October 11, 2008.

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

During April 2007, the Company issued 100,000 shares of common stock valued at a recent cash offering price of $100,000 or $1.00 per share to a consultant for providing strategic planning services.  The Company is amortizing the value of the shares over the contract period of six months.  As of October 31, 2007, the Company recorded an expense of $100,000 and deferred compensation of $0 related to the consulting agreement.

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

During the quarter ended October 31, 2007, the Company recorded $22,500 as in-kind contribution of salary for services provided by its founder.

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

On August 27, 2007, the Company entered into a 2 year office lease in Osaka, Japan.  The lease requires monthly payments of approximately $1,867 per month and is personally guarantied by the Company’s founder.

NOTE 7 - SUBSEQUENT EVENTS

On December 17, 2007, the Company entered into a twelve month unsecured note payable for $218,250.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on December 16, 2008.

On December 17, 2007, the Company entered into a six month unsecured note payable for $3,352 with its founder.  The note will accrue interest at a rate of 10%, with principle and interest due and payable on or before June 16, 2008.

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

Establish additional office and fulfillment work space.   We intend to open additional office and fulfillment work spaces in Portland, Oregon and Tokyo, Japan. We have offices in Tokyo, Portland, Californiaand Osaka, Japan. We intend to lease the office space and equipment and do not anticipate the purchase or sale of any significant equipment. We estimate the cost to open each office to total approximately $500,000 over the next twelve months, with the amount of expenditure to set up the logistic center in Chiba, Japanto be approximately $300,000 and the expenditure to establish a logistic center in Portland, Oregonto be approximately $200,000. Beginning in the second quarter of 2008, we intend to open both locations.  We have not identified any specific locations or entered into any lease agreements at this time. Without significant revenues within the next twelve months, we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of October 31, 2007, we had cash of approximately $33,535.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. Beginning in 2008, we plan to raise additional capital to be used for operating capital and to repay outstanding notes payable. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in the first quarter of 2008.

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

As reflected in the accompanying financial statements, we are in the development stage, a working capital deficiency of $457,359, a stockholders deficiency of $441,039 and have a negative cash flow from operations of $1,111,732 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have completed our efforts to become a public company and by doing so we have incurred and will continue to incur additional significant expenses for legal, accounting and related services.  As a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there are be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs for (i) increased marketing and advertising to support any growth in sales for the Company; (ii) potential to hire additional personnel to manage and expand the Company's operations. Moving forward, and dependent upon the execution of our business plan, we anticipate that our monthly expenses will increase to $100,000 per month during the next twelve months.

Results of Operation

The Company did not have any operating income from inception through October 31, 2007. For the 9 months ended October 31, 2007, the registrant recognized a net loss of $1,305,022 and for the period from inception through October 31, 2007, the registrant recognized a net loss of $1,344,640.  Expenses for the period were comprised of costs of professional fees of $195,947, marketing expenses of $381,918, consulting fees of $135,000, compensation of $400,814 and general and administrative expensive.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements

 Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States(“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Item 3.       Controls and Procedures

(a)            Evaluation of disclosure controls and procedures.

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) our disclosure controls and procedures were effective as of October 31, 2007, and (ii) no change in internal control over financial reporting occurred during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                    Defaults Upon Senior Securities.

None

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2007, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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

Aspire Japan, Inc.
Registrant

Date: December 20, 2007	By:	/s/Ken Osako
Ken Osako
President and CEO, and CFO