Form 10KSB
period 2008-03-31
ASPIRE JAPAN, INC.
filed 2008-05-15
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-51193

ASPIRE JAPAN, INC.
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
Common Stock, par value $.001
(Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

           Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

            State issuer’s revenues for its most recent fiscal year. $0

            Aggregate market value of the common stock held by non-affiliates of the Company as of May 15, 2007: $4,043,488

            Number of shares of the registrant’s common stock outstanding as of May 15, 2008: 7,854,150 shares of Common Stock.

 Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “Aspire Japan”, or "Company" refer to the consolidated operations of Aspire Japan, Inc.., a Delaware corporation, and its wholly owned subsidiaries.

Forward-Looking Statements and Associated Risks

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of Aspire Japan discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-K that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I

Item 1.    Description of Business.

We were incorporated under the laws of the State of Delaware on February 2, 2005. On July 7, 2006, Ken Osako obtained all of the shares of 511410, Inc., pursuant to a Stock Purchase Agreement. On October 23, 2006, we changed our name to Dream Media, Inc. On May 23, 2007 we changed our name to Aspire Japan, Inc. (“Aspire Japan”) to better reflect our business plan. Ken Osako is our Chairman of the Board and Chief Financial Officer, as well as our controlling stockholder. Our main office is located at 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660 and the telephone number is (949) 798-6138.

In addition to our current business plan, during the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures located throughout Japan.

We intend to form a wholly owned subsidiary which will continue to implement the business plan of marketing and delivering products from a number of American merchandise brands via various media to Japanese consumers, including print catalogs and on the internet at www.aspire-japan.com, facilitating the shopping process by the use of a bilingual customer service center.

By aggregating the merchandise of various participating merchants into a single location in our print catalog and on our Web site, we will offer Japanese consumers a diverse variety of American merchandise brands of products from numerous merchants and product categories. Our initial catalog will focus primarily on women’s clothing and women’s fashion accessories. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. At the time of this filing we are in discussion with, but have not entered into contract to market or sell any products, nor have we entered into contract to sell advertising to any American brands. We are continuing to develop our initial catalog layout, design, production and circulation strategy along with the layout and design for developing our website.

Many Japanese consumers do not have direct access to many American merchandise brands. Our goal is to provide Japanese consumers with access to American merchandise brands by providing the means for consumers to overcome the cultural and language barriers that may be currently restricting access for purchasing many American products. We will undertake services that span from marketing to delivery, thereby providing American merchants with access and distribution to the Japanese consumer markets. American companies are often reluctant to commence operations in Japan due to cultural differences and language barriers. Additionally, foreign companies generally need to make substantial investments to undertake market research on studying Japanese consumer behavior. Similarly, language barriers make it difficult for companies to communicate effectively and to create awareness of their products in the Japanese market. Japanese consumers also face a language handicap while ordering merchandise directly from the websites of American merchandise brands, as the majority of these websites are in English. Aspire Japan will act as a bridge between Japanese consumers and American merchandise brands. We do not have any contracts or agreements with any American merchants at this time.

We are committed to fostering a high-quality customer experience that engages Japanese consumers into long-term relationships. We intend to provide high-quality customer service and a large selection of American products. We have adopted the following strategies for satisfying the needs of Japanese consumers, particularly women who have adopted catalog shopping and the Internet as a preferred method of shopping and have grown to expect higher standards of customer service and convenience.

At the date of filing this agreement we have begun discussion with print and distribution companies to initially print and to deliver catalogs to 2 million targeted prospective Japanese female consumers. However we have not entered into a definitive agreement and we will require additional financing to complete this objective and potentially achieve our goal of profit, revenue and growth.

Products and Services

Our principal product will be a print media catalog called “Aspire” which will contain listings of products from American merchandise brands that are not readily available in the Japanese market. Initially we will develop a 240-page catalog, which will be distributed to consumers free of cost in Japan, and will be in Japanese. The catalog will consist of approximately 200 pages of American merchandise product listings and approximately 40 pages of advertising, editorial and promotional material on the products and brands included in our catalog. We expect the initial catalog circulation to reach approximately 2 million shoppers. The catalog will be designed to target Japanese women from varied age groups, as the company expects the large majority of its customers to be women. We will also target consumers through our website at www.aspire-japan.com. The website will be developed in Japan and will contain an online copy of the catalog in Japanese and will provide an option to order merchandise directly from the website.

By aggregating the merchandise of various participating merchants into a single location in our print catalog and on our Web site, we will offer our Japanese consumers a diverse variety of products from numerous retailers and product categories. Our initial catalog will focus primarily on women’s clothing and fashion accessories. In the future we intend to add health and beauty aids, children's toys, executive gifts, educational products, gourmet cooking aids, exercise equipment, jewelry, luggage, travel aids, and home accessories. At the time of this filing, we are in discussion with American merchandise brands but have not entered into contract with any American merchandise brands to sell their products, nor have we entered into contract for advertising of any American merchandise Brands in our catalog.

Revenue Streams

We intend to generate revenues from two sources; the primary source for revenue will be in the form of a mark-up on goods ordered by Japanese consumers through us. Initially, the company plans to buy the goods ordered from suppliers at market prices and supply them to consumers at a mark-up of up to 30%. We believe that the Japanese consumers will pay this mark-up for the benefit of having easier accessibility to American goods presented to them in their native Japanese language.

Additionally, we intend to generate revenue from placement fees, through contracts for fees paid by merchant companies that list their products in our catalog. We believe that suppliers of well known American merchandise brands will pay placement fees in order to further establish their companies brand equity in the Japanese market. We will charge a placement fee to American companies for listing their products in the Aspire catalog at an average rate of $25,000 per page, per issue. We believe that American companies would be willing to pay this fee because of the exposure we will create by our distribution and our marketing efforts which will give them direct access to the Japanese market without their having to spend money on market research and will allow them to overcome cultural and linguistic differences that normally make access to the Japanese market difficult. Additionally, upon our opening a U.S. based logistics center, American companies will only be shipping products domestically and thereby they will avoid potential customs and tariff issues. An important component of our business model is based on US suppliers shipping domestically within the US so that they do not have the cost and concern of managing the logistics and shipping of goods to Japan. We will manage all the logistics of shipping from the USA to Japan and will be responsible for all customs, tariffs and other issues that may arise from shipping consumer goods from the USA to Japan.

Marketing

We plan to position ourselves as a value added bridge between Japanese consumers and American merchandise brands. The company will become a provider of American merchandise brands to Japanese consumers and to also serve as a gateway for American suppliers to the Japanese retail market. Throughout all of our marketing and promotional activities we seek to present a consistent brand image. The primary initiatives throughout  2008 will be aimed at attracting American merchandise brands and new customers while building overall brand awareness for Aspire Japan.  At this time Ken Osako will lead the marketing and promotional campaign.

We intend to be able to create an extensive proprietary database of customer information including customer demographics, purchasing history, and proximity to an existing or planned premium retail store. We believe our ability to effectively design and manage our future marketing and promotional programs is enhanced by this source of information, allowing us to adjust the frequency, timing and content of each program to maximize the benefit gained. We have not yet developed our database systems and plan to begin doing upon obtaining additional financing.

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

The Internet online commerce market is rapidly evolving and intensely competitive. Barriers to entry are minimal and current and new competitors can launch new Web sites at a relatively low cost. Many competitors in this area have greater financial, technical and marketing resources than the Company. In addition, new internet based software programs including search engine optimization, RSS (Rich Site Summary) which is a format for delivering regularly changing web content. Many news-related sites, weblogs and other online publishers syndicate their content as an RSS Feed to whomever wants it, database management, logistics and database management technologies and the expansion of existing technologies may increase the competitive pressures on online retailers, including the Company.

Continued advancement in technology and increasing access to that technology is paving the way for growth in direct marketing. We believe that we can be well- positioned within the Japanese consumer market with our plan of supplying American merchandise brands to Japanese consumer and that our exposure to both the Japanese and American cultures gives us a competitive advantage. At the time of this filing, we are not aware of any specific company that has implemented a similar business model targeted a consolidation of American Products to the Japanese Consumer market and believe our business model to be unique to the Japanese consumer market. The distribution channels for our products are highly competitive and thereby from time to time, competitors, typically other catalog retailers may attempt to replicate our business model many of which have greater financial and marketing resources than we currently have,

Employees

We currently have no employees other than Ken Osako our sole officer and director.

Item 2.  Description of Property.

We presently maintain our principal offices at an executive office located 4695 MacArthur Court, 11th Floor, Newport Beach, CA 92660 and the telephone number is (949) 798-6138.

Item 3.  Legal Proceedings.

The Company  is not a party to any pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “ASJP” since November 19, 2007. There is a limited trading market for our Common Stock. The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year. These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

	High	Low
November 19, 2007 to current	$3.25	$3.00

The source of these high and low prices was the Quotemedia.com. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of May 15, 2008, in accordance with our transfer agent records, we had 50 holders of our Common Stock.

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

None.

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

Plan of Operations

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $1,475,000. The breakdown is as follows:

Marketing Materials	$50,000
Website development	$75,000
Merchant Development	$75,000
Legal/Accounting	$75,000
General/Administrative	$1,200,000
Total	$1,475,000

Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. We intend on financing operations primarily through funds raised in private placements. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of January 31, 2008, we had cash of approximately $27,884.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. We plan to raise additional capital to be used for operating capital.. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in 2008.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,240,975, a stockholders deficiency of $1,228,852 and have a negative cash flow from operations of $1,444,608 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have completed our efforts to become a public company and by doing so we have incurred and will continue to incur additional significant expenses for legal, accounting and related services.  As a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there are be ongoing expenses associated with the ongoing professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs for (i) increased marketing and advertising to support any growth in sales for us; (ii) potential to hire additional personnel to manage and expand our operations. Moving forward, and dependent upon the execution of our business plan, we anticipate that our monthly expenses will increase to $100,000 per month during the next twelve months.

Results of Operation

We did not have any operating income from inception through January 31, 2008. For the year ended January 31, 2008, we recognized a net loss of $2,108,895 and for the period from inception through January 31, 2008, we recognized a net loss of $2,148,513.  Expenses for the period were comprised of costs of professional fees of $240,244, marketing expenses of $156,562, consulting fees of $151,510, compensation of $281,031, severance expense of $466,730 and general and administrative expensive of $772,685.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Subsequent Events

On February 29, 2008 we entered into a twelve month unsecured note payable for $9,454.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on February 28, 2009.

On March 3, 2008 we entered into a twelve month unsecured note payable for $9,609.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 2, 2009.

On March 13, 2008 we entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009.

On March 18, 2008 we entered into a Debt Conversion Agreement with a note holder.  Pursuant to the Agreement the Holder converted $582,450 in debt currently owed by us to the Holder into shares of common stock. .The debt owed by us was converted into 194,150 common shares of our common stock at a conversion price of $3.00.

On April 28, 2008 we entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009.

Between February 15, 2008 and April 28, 2008 our President loaned us a total of $80,847. The Company entered into a twelve month unsecured notes payable at a rate of 10%, with principle and interest due and payable in twelve months from issuance.

Between February 1, 2008 and March 31, 2008 our President was repaid a total of $25,000 of his loans outstanding.

Critical Accounting Policies

The Company’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”.   The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 7.    Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Aspire Japan, Inc.

We have audited the accompanying balance sheet of Aspire Japan, Inc. (a development stage company) as of January 31, 2008, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the two years then ended and the period February 2, 2005 (inception) to January 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aspire Japan (a development stage company) as of January 31, 2008 and the results of its operations and its cash flows for the two years then ended and the period February 2, 2005 (inception) to January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has an accumulated deficit of $2,148,513, a working capital deficiency of $1,240,975, a stockholders deficiency of $1,228,852 and used cash in operations of $1,444,608 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
May 12, 2008

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
BALANCE SHEET
January 31, 2008
(Audited)

ASSETS

CURRENT ASSETS

Cash	$27,884
Prepaid expenses	2,726

TOTAL CURRENT ASSETS	30,610

PROPERTY AND EQUIPMENT, NET	3,986

OTHER ASSETS

Deposits	8,137

TOTAL ASSETS	$42,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$18,186
Accrued interest	40,921
Accrued severance	446,730
Note payable	694,161
Loan payable -related party	71,587

TOTAL CURRENT LIABILITIES	1,271,585

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 7,660,000	7,660
Additional Paid-In Capital	917,140
Other Comprehensive Income (Loss)	(5,139)
Accumulated Deficit during development stage	(2,148,513)

Total Stockholders' Deficit	(1,228,852)

TOTAL LIABILITIES AND DEFICIT	$42,733

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Audited)

			For the period
			February 2, 2005
	For the Year Ended January 31,		(inception) to
	2008	2007	January 31, 2008

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	240,244	23,893	264,137
Marketing Expenses	156,562	-	156,562
Consulting Fees	151,510	-	151,510
Compensation Expense	281,031	-	281,031
Severance Expense	466,730	-	466,730
General and administrative	772,685	13,500	788,410

Total Operating Expenses	2,068,762	37,393	2,108,380

Loss from Operations	(2,068,762)	(37,393)	(2,108,380)

Interest Income	2,618	-	2,618
Foreign Currency Transaction Loss	(1,830)		(1,830)
Interest Expense	(40,921)		(40,921)

Total Other Income/Expense	(40,133)	-	(40,133)

Provision for Income Taxes	-	-	-

Net Loss	(2,108,895)	(37,393)	(2,148,513)

Other Comprehensive Income

Foreign Currency Translation Loss	(5,139)	-	(5,139)

Comprehensive Loss	$(2,114,034)	$(37,393)	(2,153,652)

Net Loss Per Share - Basic and Diluted	$(0.28)	$(0.01)

Weighted average number of shares outstanding	7,532,349	2,679,589
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (February 2, 2005) through January 31, 2008
(Audited)

					Additional	Accumulated	Other
	Preferred Stock		Common Stock		Paid In	Deficit During	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Development Stage	Income (Loss)	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	0	7,000	-	-	7,000

Net Loss	-	-	-	0	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, December 31, 2008	-	$-	7,660,000	$7,660	$917,140	$(2,148,513)	$(5,139)	$(1,228,852)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
STATEMENTS OF CASH FLOWS
(AUDITED)

			For the period
			February 2, 2005
	For the Year Ended January 31,		(inception) to
	2008	2007	January 31, 2008

Cash Flows From Operating Activities:
Net Loss	$(2,108,895)	$(37,393)	$(2,148,513)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	51,000	7,000	58,000
Stock issued for incorporation expense	-	-	100
Stock issued for services	150,000	-	150,000
Depreciation	831	-	831
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	(8,137)	-	(8,137)
(Increase)/Decrease in Prepaid Expenses	25,221	(27,947)	(2,726)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	13,601	2,460	18,186
Increase/ (Decrease) in Accrued Interest	40,921	-	40,921
Increase/ (Decrease) in Accrued Severance	446,730	-	446,730

Net Cash Used In Operating Activities	(1,388,728)	(55,880)	(1,444,608)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	(4,817)	-	(4,817)

Net Cash Used In Investing Activities	(4,817)	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	209,437	101,680	311,117
Repayment of Note Payable - related party	(239,530)	-	(239,530)
Proceeds from Note Payable - related party	694,161	-	694,161
Proceeds from Common Stock issuance	435,000	281,700	716,700

Net Cash Provided by Financing Activities	1,099,068	383,380	1,482,448

Net In(de)crease in Cash	(294,477)	327,500	33,023

Effect of Exchange Rate on Cash	(5,139)		(5,139)

Cash at Beginning of Period	327,500	-	-

Cash at End of Period	$27,884	$327,500	$27,884

Supplemental disclosure of cash flow information:

Cash paid for interest	$516	$-	$516

Cash paid for taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2008
(Audited)

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At January 31, 2008 the Company had $0 in cash that was uninsured.   In addition, at January 31, 2008, the Company had total cash of $9 in a Japanese bank which is uninsured.
 Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended January 31,2008  and 2007 and the period February 2, 2005 (Inception) to January 31, 2008  amounted to $156,562, $0 and $156,562 respectively.

Income Taxes:

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of January 31, 2008 the Company has a net operating loss carry forward of approximately $2,148,500 available to offset future taxable income through 2028. The valuation allowance at January 31, 2008 was $708,883. The net change in the valuation allowance for the year ended January 31, 2008 was an increase of $697,743.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2008
(Audited)

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of January 31, 2008 and 2007 there were no common share equivalents outstanding.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “ Accounting for Certain Investments in Debt and Equity Securities ” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “ Fair Value Measurements”.   The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 ”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2008
(Audited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at January  31, 2008 were as follows:

Computer	$4,817
Less accumulated depreciation	(831)

$3,986

During the year ended January 31, 2008 and 2007, and the period February 2, 2005 (Inception) to January 31, 2008 the Company recorded depreciation expense of $831, $0, and $831, respectively.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2008 the Company had paid the former President and Chief Executive officer a total of $20,000 and accrued $210,000.  In December 2007 the Company terminated it Executive Vice-President. As of May 2008 the Company has not entered into a any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.
NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount is due in July 2007 and bears interest of 6% per annum. (See Note 5).

During the year ended January 31, 2008, the Company received $5,835 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum. (See Note 5).

During the year ended January 31, 2008, the Company repaid $105,326 of the note payable to the related party officer and director. (See Note 5).

During the year ended January 31, 2007, the Company received a loan of $203,602 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and is payable anytime before March 24, 2008. (See Note 5).

During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director. (See Note 5).

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2008
(Audited)

As of January 31, 2008 the related party officer and director is owed a total of $71,587 and accrued interest of $1,610. The Company recorded interest expense during the year ended January 31, 2008 of $516. (See Note 5).

NOTE 5 – NOTE AND LOAN PAYABLE -RELATED PARTY

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount is due in July 2007 and bears interest of 6% per annum.

During the year ended January 31, 2008, the Company received $5,835 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum.

During the year ended January 31, 2008, the Company repaid $105,326 of the note payable to the related party officer and director.

During the year ended January 31, 2008, the Company received a loan of $203,602 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and is payable anytime before March 24, 2008.

During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director.

As of January 31, 2008 the related party officer and director is owed a total of $71,587 and accrued interest of $1,610. The Company recorded interest expense during the year ended January 31, 2008 of $516.

NOTE 6 – NOTE PAYABLE

On July 11, 2007, the Company entered into a twelve month unsecured note payable for $200,000.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on July 10, 2008. Accrued interest at January 31, 2008 was $20,148.

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2008 was $6,445.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at January 31, 2008 was $3,298.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2008 was $1,848.
On November 12, 2007, the Company entered into a twelve month unsecured note payable for $9,040.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 11, 2008. Accrued interest at January 31, 2008 was $357.

On November 15, 2007, the Company entered into a twelve month unsecured note payable for $78,456.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 16, 2008. Accrued interest at January 31, 2008 was $2,979.

On November 26, 2007, the Company entered into a twelve month unsecured note payable for $64,391.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 27, 2008. Accrued interest at January 31, 2008 was $2,096.

On December 28, 2007, the Company entered into a twelve month unsecured note payable for $127,627.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on December 29, 2008. Accrued interest at January 31, 2008 was $2,140

On January 31, 2008, the Company entered into a twelve month unsecured note payable for $36,284.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on January 31, 2009. Accrued interest at January 31, 2008 was $0.

NOTE 7 -- SHAREHOLDERS' EQUITY

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
As of January 31, 2008
(Audited)

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

During April 2007, the Company issued 100,000 shares of common stock valued at a recent cash offering price of $100,000 or $1.00 per share to a consultant for providing strategic planning services.  The Company is amortized the value of the shares over the contract period of six months.

During June 2007, the Company issued 50,000 shares of common stock for legal services.  The shares were valued at $50,000 or $1.00 per share based on a recent cash offering price.

In-Kind Contribution of Compensation

During the year ended January 31, 2007, the Company recorded $7,000 as in-kind contribution of salary for services provided by its president.

During the year ended January 31, 2008, the Company recorded $51,000 as in-kind contribution of salary for services provided by its President.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On August 27, 2007, the Company entered into a two year office lease in Osaka, Japan.  The lease requires monthly payments of approximately $1,867 per month and is personally guaranteed by the Company’s founder.

Future minimum lease payments:
                                                                                                 2009       $13,069

NOTE 9 - GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $2,148,513, a working capital deficiency of $1,240,975, a stockholders deficiency of $1,228,852 and used cash in operations of $1,444,608 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - SUBSEQUENT EVENTS

On February 29, 2008 the Company entered into a twelve month unsecured note payable for $9,454.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on February 28, 2009.

On March 3, 2008 the Company entered into a twelve month unsecured note payable for $9,609.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 2, 2009.

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2008
(Audited)

On March 18, 2008 the Company entered into a Debt Conversion Agreement with a note holder.  Pursuant to the Agreement the Holder converted $582,450 in debt currently owed by the Company to the Holder into shares of common stock.  The debt owed by the Company was converted into 194,150 common shares of the Company’s common stock at a conversion price of $3.00.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009.

Between February 15, 2008 and April 28, 2008 the Company’s President loaned the Company a total of $80,847. The Company entered into a twelve month unsecured notes payable at a rate of 10%, with principle and interest due and payable in twelve months from issuance.

 Between February 1, 2008 and March 31, 2008 the Company’s President was repaid a total of $25,000 of his loans outstanding

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not sufficiently effective to ensure that information required to be disclosed by the Company in the reports  filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As part of our evaluation of our disclosure controls and procedures as of January 31, 2008, management considered the impact of weaknesses in our disclosure controls and procedure.  These weaknesses were as follows:

s	we lacked a system of marking bills paid and tracking payments made on behalf of the Company by our principal shareholder;

s	we lacked an appropriate designation of functions, such as billing, to assure the timely and efficient management of our invoices and providing supporting documentation for our expense;

The Company has instituted additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1) Requiring that copies of all contracts, regardless of size, be provided to our finance department promptly after execution; and

2) Requiring that the payment function be performed within our finance department;

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of January 31, 2008 as set forth above.

Item 8B.    Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our sole executive officer and director and his age as of May 15, 2008 is as follows:

NAME	AGE	POSITION

Ken Osako	36	President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

KEN OSAKO is our President, Chief Executive Officer and Chief Financial Officer as well as Chairman of our Board of Directors. Mr. Osako is 36 years old. From 2004 to the 2007 Mr. Osako has served as CEO of Strategic Capital Consultants, Inc. From 2000 to 2003 Mr. Osako served as President of High Speed Cash, Inc. Mr. Osako served as CFO for Wheels America Advertising, Inc. from 1998 to 2000. From 1996 to 1997 he served as President of Conversion Specialist. From 1995 to 1996 he served as CFO of Morrison Distributors, Inc. Mr. Osako graduated from Oglethorpe University in Atlanta, GA with a Bachelors of Science degree.

Daisuke David Nakajima tendered his verbal resignation as the Company’s President, Chief Executive Officer, Chief Marketing Officer, and Director effective December 21, 2007.  The Company has an employment agreement with Mr. Nakajima; in lieu of this employment agreement the Company has a severance agreement with Mr. Nakajima.  The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Ken Osako the Company’s current CFO and Chairman of the Board of Directors was appointed as the Company’s President and Chief Executive Officer each as of December 21, 2007.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal year ended January 31, 2008, we did not compensate our sole director for his services.

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

Item 10.                       Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us from the date of our inception until January 31, 2008.

SUMMARY COMPENSATION TABLE

Annual Compensation*
Name and Principal Position	Year	Salary	Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Kenji Osako, President	2008	$0	$0	$0	$0	$0	$0	$0	$0
	2007	$0	$0	$0	$0	$0	$0	$0	$0

* Daisuke David Nakajima tendered his verbal resignation as the Company’s President, Chief Executive Officer, Chief Marketing Officer, and Director effective December 21, 2007.  The Company has an employment agreement with Mr. Nakajima; in lieu of this employment agreement the Company has finalized a severance agreement in the amount of $230,000 with Mr. Nakajima pursuant to which he was paid a total of $20,000 and $210,000 has been accrued as of January 31, 2008.

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

Compensation of Directors

For the fiscal year ended January 31, 2008, we did not compensate our sole director for his services.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of May 15, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Kenji Osako	6,610,000	84.16%

Common Stock	All executive officers and directors as a group	6,610,000	84.16%

The percent of class is based on 7,854,150 shares of common stock issued and outstanding as of May 15, 2008.

Item 12.    Certain Relationships and Related Transactions.

None.

Item 13.    Exhibits.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
14.1	Code of Ethics**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to the Form SB-2 filed with the SEC on February 6, 2007
** Filed as an exhibit to Form 10-KSB filed with the SEC on May 15, 2007

Item 14.

 Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended January 31, 2008, we were billed approximately $29,075 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended January 31, 2007, we were billed approximately $4,340 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended January 31, 2008 and 2007, we did not incur any audit related fees.

Tax Fees

For our fiscal years ended January 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2008 and 2007.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPIRE JAPAN, INC.

By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer

Date:	May 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ken Osako	President, Chief Executive Officer,	May 15, 2008
Ken Osako	Chief Financial Officer