Form 10-Q
period 2008-04-30
ASPIRE JAPAN, INC.
filed 2008-06-19
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

ASPIRE JAPAN, INC.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51193	20-8326081
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4695 Macarthur Court
11th Floor
Newport Beach, CA 92660
 (Address of Principal Executive Offices)
 _______________

     (949) 798-6138
(Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 16, 2008:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

April 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL INFORMATION

Aspire Japan, Inc.
(a development stage company)
BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$37,605	$27,884
Prepaid expenses	5,818	2,726

TOTAL CURRENT ASSETS	43,423	30,610

PROPERTY AND EQUIPMENT, NET	3,586	3,986

OTHER ASSETS

Deposits	8,137	8,137

TOTAL ASSETS	$55,146	$42,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$22,002	$18,186
Accrued interest	23,430	40,921
Accrued severance	759,619	446,730
Note payable	218,495	694,161
Loan payable -related party	128,187	71,587

TOTAL CURRENT LIABILITIES	1,151,733	1,271,585

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,660,000, respectively	7,854	7,660
Additional Paid-In Capital	1,521,896	917,140
Other Comprehensive Income (Loss)	(5,078)	(5,139)
Accumulated Deficit during development stage	(2,621,259)	(2,148,513)

Total Stockholders' Deficit	(1,096,587)	(1,228,852)

TOTAL LIABILITIES AND DEFICIT	$55,146	$42,733

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(a development stage company)
STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			For the period
	For the Three Months Ended		February 2, 2005
	April 30,		(inception) to
	2008	2007	April 30, 2008

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	26,517	10,239	290,654
Marketing Expenses	-	60,000	156,562
Consulting Fees	15,000	59,676	166,510
Compensation Expense	22,500	3,000	303,531
Severance Expense	322,889	-	789,619
Rent	21,991		21,991
General and administrative	41,466	745	829,876

Total Operating Expenses	450,363	133,660	2,558,743

Loss from Operations	(450,363)	(133,660)	(2,558,743)

Interest Income	4	1,604	2,622
Foreign Currency Transaction	-	-	(1,830)
Interest Expense	(22,387)	-	(63,308)

Total Other Income/Expense	(22,383)	1,604	(62,516)

Provision for Income Taxes	-	-	-

Net Loss	(472,746)	(132,056)	(2,621,259)

Other Comprehensive Income

Foreign Currency Translation Income (Loss)	61	1,198	(5,078)

Comprehensive Loss	$(472,685)	$(130,858)	$(2,626,337)

Net Loss Per Share - Basic and Diluted	$(0.06)	$(0.02)

Weighted average number of shares outstanding	7,752,761	7,151,011
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
From inception (February 2, 2005) through April 30, 2008
(Unaudited)

					Additional	Accumulated	Other
	Preferred Stock		Common Stock		Paid In	Deficit During	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Development Stage	Income (Loss)	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Loss	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	22,500	-	-	22,500

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net loss for the three months ended
April 30, 2008	-	-	-		-	(472,746)		(472,746)

Other Comprehensive Income							61	61

Total Comprehensive Loss	-	-	-	-	-	-	-	(472,685)

Balance April 30, 2008	-	-	7,854,150	$7,854	$1,521,896	$(2,621,259)	$(5,078)	$(1,096,587)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			February 2, 2005
	For the Three Months Ended April 30,		(inception) to
	2008	2007	April 30, 2008

Cash Flows From Operating Activities:
Net Loss	$(472,746)	$(132,056)	$(2,621,259)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	22,500	3,000	80,500
Stock issued for incorporation expense	-	16,667	100
Stock issued for services	-		150,000
Depreciation	400		1,231
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits		-	(8,137)
(Increase)/Decrease in Prepaid Expenses	(3,092)	(9,601)	(5,818)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	3,816	1,530	22,002
Increase/ (Decrease) in Accrued Interest	22,386	-	63,307
Increase in Accrued Severance	312,889	-	759,619

Net Cash Used In Operating Activities	(113,847)	(120,460)	(1,558,455)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	66,907	-	761,068
Repayment of Note Payable - related party	(29,000)	(54,235)	(268,530)
Proceeds from Note Payable - related party	85,600	-	396,717
Proceeds from Common Stock issuance	-	435,000	716,700

Net Cash Provided by Financing Activities	123,507	380,765	1,605,955

Net In(de)crease in Cash	9,660	260,305	42,683

Effect of Exchange Rate on Cash	61	1,198	(5,078)

Cash at Beginning of Period	27,884	327,500	-

Cash at End of Period	$37,605	$589,003	$37,605

Supplemental disclosure of cash flow information:

Cash paid for interest	$516	$-	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of April 30, 2008
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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $2,261,259 from inception, a working capital deficiency of $1,108,310, a stockholders deficiency of $1,096,587 and used cash in operations of $1,558,455 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At April 30, 2008 and January 31, 2008 the Company had  $0 in cash, that was uninsured.   In addition, at April 30, 2008 and January 31, 2008, the Company had total cash of  $50 and $9, respectively in a Japanese bank which is uninsured.
 Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended April 30, 2008 and 2007  and the period February 2, 2005 (Inception) to April 30, 2008  amounted to $0, $0 and $156,562 respectively.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of April 30, 2008 and 2007 there were no common share equivalents outstanding.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment were as follows:

	April 30, 2008 (unaudited)	January 31, 2008
Computer	$4,817	$4,817
Less accumulated depreciation	(1,231)	(831)

	$3,586	$3,986

During the three months ended April 30, 2008 and 2007, and the period February 2, 2005 (Inception) to April 30, 2008 the Company recorded depreciation expense of $400, $0, and $1,231, respectively.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of April 30, 2008 the Company paid a total of $30,000 and is currently in default of the agreement. During the three months ended April 30, 2008 the Company accrued additional severance expenses of $322,889in accordance with our default under the settlement agreement. As of April 30 2008 the former President and Chief Executive officer is owed a total of $522,889   In December 2007 the Company terminated it Executive Vice-President. As of May 2008 the Company has not entered into a any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

 During the three months ended April 30, 2008 the Company borrowed an additional $85,600 and repaid a total of $29,000 of notes payable to the related party officer and director. (See Note 5).

As of April 30, 2008 and January 31, 2008 the related party officer and director is owed a total of $128,147 and  $71,587, respectively  and accrued interest of $3,616 and $1,610, respectively. The Company recorded interest expense during the three months ended April 30, 2008 of $2,006 (See Note 5).

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

 During the three months ended April 30, 2008 the Company borrowed an additional $85,600 and repaid a total of $29,000 of notes payable to the related party officer and director.

As of April 30, 2008 and January 31, 2008 the related party officer and director is owed a total of $128,147 and  $71,587, respectively  and accrued interest of $3,616 and $1,610, respectively. The Company recorded interest expense during the three months ended April 30, 2008 of $2,006 (See Note 5).

NOTE 6 – NOTE PAYABLE

On July 11, 2007, the Company entered into a twelve month unsecured note payable for $200,000.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on July 10, 2008. Accrued interest at January 31, 2008 was $20,148. On March 18, 2008 the Company converted the principle and accrued interest of $24,784 into 74,928 common shares of the Company’s common stock at a conversion price of $3.00.

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at April 30, 2008 and January 31, 2008 was $10,236 and $6,445, respectively.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at April 30, 2008 and January 31, 2008 was $5,924 and $3,298, respectively.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at April 30, 2008 and January 31, 2008 was $3,347 and $1,848.

On November 12, 2007, the Company entered into a twelve month unsecured note payable for $9,040.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 11, 2008. Accrued interest at January 31, 2008 was $357. On March 18, 2008 the Company converted the principle and accrued interest of $566  into 3,202 common shares of the Company’s common stock at a conversion price of $3.00.

On November 15, 2007, the Company entered into a twelve month unsecured note payable for $78,456.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 16, 2008. Accrued interest at January 31, 2008 was $2,979. On March 18, 2008 the Company converted the principle and accrued interest of $4,798  into 27,751 common shares of the Company’s common stock at a conversion price of $3.00.

On November 26, 2007, the Company entered into a twelve month unsecured note payable for $64,391.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 27, 2008. Accrued interest at January 31, 2008 was $2,096. On March 18, 2008 the Company converted the principle and accrued interest of $3,588  into 22,660 common shares of the Company’s common stock at a conversion price of $3.00.

On December 28, 2007, the Company entered into a twelve month unsecured note payable for $127,627.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on December 29, 2008. Accrued interest at January 31, 2008 was $2,140 On March 18, 2008 the Company converted the principle and accrued interest of $5,098  into 44,242 common shares of the Company’s common stock at a conversion price of $3.00.

On January 31, 2008, the Company entered into a twelve month unsecured note payable for $36,284.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on January 31, 2009. Accrued interest at January 31, 2008 was $0. On March 18, 2008 the Company converted the principle and accrued interest of $841  into 12,375 common shares of the Company’s common stock at a conversion price of $3.00.

On February 29, 2008 the Company entered into a twelve month unsecured note payable for $9,457.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on February 28, 2009. On March 18, 2008 the Company converted the principle and accrued interest of $84  into 3,180 common shares of the Company’s common stock at a conversion price of $3.00.

On March 3, 2008 the Company entered into a twelve month unsecured note payable for $9,609.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 2, 2009. On March 18, 2008 the Company converted the principle and accrued interest of $72 into 3,227 common shares of the Company’s common stock at a conversion price of $3.00.

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,470.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2008 was $278.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2008 was $28.

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

On March 18, 2008 a note holder converted a total of $542,572 of notes payable and accrued interest of $39,878 into 194,150 shares of common stock ($3.00 per share).

In-Kind Contribution of Compensation

During the year ended January 31, 2007, the Company recorded $7,000 as in-kind contribution of salary for services provided by its president.

During the year ended January 31, 2008, the Company recorded $51,000 as in-kind contribution of salary for services provided by its President.

During the thee months ended April 30, 2008, the Company recorded $22,500 as in-kind contribution of salary for services provided by its President.

NOTE 8 - SUBSEQUENT EVENTS

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of April 30, 2008, we had cash of approximately $37,605.

On February 29, 2008 the Company entered into a twelve month unsecured note payable for $9,457.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on February 28, 2009. On March 18, 2008 the Company converted the principle and accrued interest of $84 into 3,180 common shares of the Company’s common stock at a conversion price of $3.00.

On March 3, 2008 the Company entered into a twelve month unsecured note payable for $9,609.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 2, 2009. On March 18, 2008 the Company converted the principle and accrued interest of $72 into 3,227 common shares of the Company’s common stock at a conversion price of $3.00.

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,470.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2008 was $278.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2008 was $28.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. We plan to raise additional capital to be used for operating capital. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in 2008.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,108,310, a stockholders deficiency of $1,096,587 and have a negative cash flow from operations of $1,558,455 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through April 30, 2008. For the quarter ended April 30, 2008, we recognized a net loss of $472,746 and for the period from inception through April 30, 2008, we recognized a net loss of $2,621,259.  Expenses for the period were comprised of costs of professional fees of $26,517, consulting fees of $15,000, compensation of $22,500, severance expense of $322,889 and general, rent expenses of $21,991 and administrative expensive of $41,466.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Subsequent Events

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.  ($3.00 per share)

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPIRE JAPAN, INC.

Date: June 16, 2008	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer