Form 10-Q
period 2008-07-31
ASPIRE JAPAN, INC.
filed 2008-09-19
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of September 17, 2008:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

July 31, 2008

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

ITEM 1. FINANCIAL INFORMATION

Aspire Japan, Inc.
(a development stage company)
CONDENSED BALANCE SHEETS

	July 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$2,731	$27,884
Prepaid expenses	-	2,726

TOTAL CURRENT ASSETS	2,731	30,610

PROPERTY AND EQUIPMENT, NET	3,187	3,986

OTHER ASSETS

Deposits	380	8,137

TOTAL ASSETS	$6,298	$42,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$40,380	$18,186
Accrued interest	30,300	39,311
Accrued interest - related party	6,804	1,610
Accrued severance	759,619	446,730
Note payable	237,538	694,161
Loan payable -related party	94,247	71,587

TOTAL CURRENT LIABILITIES	1,168,888	1,271,585

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,660,000, respectively	7,854	7,660
Additional Paid-In Capital	1,544,396	917,140
Other Comprehensive Income (Loss)	(5,078)	(5,139)
Accumulated Deficit during development stage	(2,709,762)	(2,148,513)

Total Stockholders' Deficit	(1,162,590)	(1,228,852)

TOTAL LIABILITIES AND DEFICIT	$6,298	$42,733

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					For the period
					February 2,
	For the Three Months Ended July 31,		For the Six Months Ended July 31,		2005(inception) to
	2008	2007	2008	2007	July 31, 2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	21,990	133,012	48,507	143,251	314,869
Marketing Expenses	-	267,298	-	327,298	156,562
Consulting Fees	15,000	26,992	30,000	86,668	181,510
Compensation Expense	22,500	174,019	45,000	174,019	326,031
Severance Expense	-	-	322,889	-	789,619
General and administrative	14,338	95,091	77,795	98,836	863,980

Total Operating Expenses	73,828	696,412	524,191	830,072	2,632,571

Loss from Operations	(73,828)	(696,412)	(524,191)	(830,072)	(2,632,571)

Interest Income	8	737	12	2,341	2,630
Foreign Currency Transaction Income (Loss)	73	-	73	(8,450)	(1,757)
Interest Expense	(14,756)	(2,000)	(37,143)	(2,000)	(78,064)

Total Other Income/Expense	(14,675)	(1,263)	(37,058)	(8,109)	(77,191)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(88,503)	(697,675)	(561,249)	(838,181)	(2,709,762)

Other Comprehensive Income

Foreign Currency Translation Loss	-	-	61	1,198	(5,078)

Comprehensive Loss	$(88,503)	$(697,675)	$(561,188)	$(836,983)	$(2,714,840)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.09)	$(0.07)	$(0.11)

Weighted average number of shares outstanding	7,854,150	7,641,319	7,804,012	7,400,028
during the period - basic and diluted

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through July 31, 2008
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Deficit During	Other Comprehensive
	Shares	Par	Shares	Par	Paid In Capital	Development Stage	Income (Loss)	Total Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year
ended January 31, 2008	-		-	-	-	(2,108,895)	-	(2,108,895)

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	45,000	-	-	45,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net loss for the six months ended
July 31, 2008	-	-	-		-	(561,249)		(561,249)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(561,188)
Balance July 31, 2008	-	$-	7,854,150	$7,854	$1,544,396	$(2,709,762)	$(5,078)	$(1,162,590)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
	For the Six Months Ended July 31		February 2, 2005
			(inception) to
	2008	2007	July 31, 2008
Cash Flows From Operating Activities:
Net Loss	$(561,249)	$(838,181)	$(2,709,762)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	45,000	6,000	103,000
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	116,668	150,000
Depreciation	799	21	1,630
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	7,757	(10,137)	(380)
(Increase)/Decrease in Prepaid Expenses	2,726	10,923	-
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	22,194	33,711	40,380
Increase/ (Decrease) in Accrued Interest	36,060	-	76,981
Increase in Accrued Severance	312,889	-	759,619

Net Cash Used In Operating Activities	(133,824)	(680,995)	(1,578,432)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	(3,594)	(4,817)

Net Cash Used In Investing Activities	-	(3,594)	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	85,950	200,000	780,111
Repayment of Note Payable - related party	(77,500)	(101,680)	(317,030)
Proceeds from Note Payable - related party	100,160	1,107	411,277
Proceeds from Common Stock issuance	-	435,000	716,700

Net Cash Provided by Financing Activities	108,610	534,427	1,591,058

Net In(de)crease in Cash	(25,214)	(150,162)	7,809

Effect of Exchange Rate on Cash	61	1,198	(5,078)

Cash at Beginning of Period	27,884	327,500	-

Cash at End of Period	$2,731	$178,536	$2,731

Supplemental disclosure of cash flow information:

Cash paid for interest	$516	$-	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2008
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

ASPIRE JAPAN, INC. (the Company) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer. In August 2008, the Company decided to abandon its business plan of marketing and delivering products from a number of American merchandise brands via various media to Japanese consumers, including print catalogs and on the internet at www.aspire-japan.com, facilitating the shopping process by the use of a bilingual customer service center to focus on trading intellectual properties. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $2,709,762 from inception, a working capital deficiency of $1,166,157, a stockholders deficiency of $1,162,590 and used cash in operations of $1,578,432 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $100,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At July 31, 2008 and January 31, 2008 the Company had  $0 in cash, that was uninsured.   In addition, at July 31, 2008 and January 31, 2008, the Company had total cash of  $81 and $9, respectively in a Japanese bank which is uninsured.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2008
(Unaudited)

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and six months ended July 31, 2008 and 2007  and the period February 2, 2005 (Inception) to July 31, 2008  amounted to $0, $0, $0, $0 and $156,562 respectively.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of July 31, 2008 and 2007 there were no common share equivalents outstanding.

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

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2008
(Unaudited)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

We are currently evaluating the disclosure implications of this statement.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment were as follows:

	July 31, 2008 (unaudited)	January 31, 2008
Computer	$4,817	$4,817
Less accumulated depreciation	(1,630)	(831)

	$3,187	$3,986

During the three and six months ended July 31, 2008 and 2007, and the period February 2, 2005 (Inception) to July 31, 2008 the Company recorded depreciation expense of $399, $799,  $21, $21, and $1,630 respectively.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of July 31, 2008 the Company paid a total of $30,000 and is currently in default of the agreement. During the three months ended April 30, 2008 the Company accrued additional severance expenses of $322,889in accordance with the  default under the settlement agreement. As of July 31 2008 the former President and Chief Executive officer is owed a total of $522,889   In December 2007 the Company terminated it Executive Vice-President. As of September 2008 the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2008
(Unaudited)

During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director. (See Note 5).

During the six months ended July 31, 2008 the Company borrowed an additional $100,160 and repaid a total of $77,500 of notes payable to the related party officer and director. (See Note 5).

As of July 31, 2008 and January 31, 2008 the related party officer and director is owed a total of $94,247 and  $71,587, respectively  and accrued interest of $6,804 and $1,610, respectively. The Company recorded interest expense during the three and six months ended July 31, 2008 of $4,270 and $6,276, respectively (See Note 5).

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

During the six months ended July 31, 2008 the Company borrowed an additional $100,160 and repaid a total of $77,500 of notes payable to the related party officer and director.

As of July 31, 2008 and January 31, 2008 the related party officer and director is owed a total of $94,247 and  $71,587, respectively  and accrued interest of $6,804 and $1,610, respectively. The Company recorded interest expense during the three and six months ended July 31, 2008 of $4,270 and $6,276, respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at July 31, 2008 and January 31, 2008 was $14,112 and $6,445, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 30, 2009. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at July 31, 2008 and January 31, 2008 was $8,609 and $3,298, respectively.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at July 31, 2008 and January 31, 2008 was $4,879 and $1,848.

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

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2008
(Unaudited)

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,470.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at July 31, 2008 was $812.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at July 31, 2008 was $1,315.

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at July 31, 2008 was $166.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at July 31, 2008 was $407.

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

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2008
(Unaudited)

In-Kind Contribution of Compensation

During the year ended January 31, 2007, the Company recorded $7,000 as in-kind contribution of salary for services provided by its president.

During the year ended January 31, 2008, the Company recorded $51,000 as in-kind contribution of salary for services provided by its President.

During the  six months ended July 31, 2008, the Company recorded  $45,000 as in-kind contribution of salary for services provided by its President.

NOTE 8 - SUBSEQUENT EVENTS

On August 13, 2008, the Company entered into an Intellectual Property Rights Sales Agreement (the “Eiwa Agreement”) with Eiwa Kokudo Kankyo, Inc. (“Eiwa”).  Pursuant to the Eiwa Agreement, the Company agreed to pay approximately $5,454,545 (equal to 600 Million YEN) to Eiwa for the Intellectual Property of the Aqua-make system.  In addition, the Company is entitled to sell the rights of this Intellectual Property to the third party upon signing the agreement.  Pursuant to the agreement the Company entered into a note with EIWA to pay the purchase price in the following manner:

1.	August 29, 2008, 50 Million Japanese Yen (Approximately $454,545)

2.	September 12, 2008, 50 Million Japanese Yen (Approximately $454,545)

3.	September 30, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

4.	October 31, 2008, 300 Million Japanese Yen (Approximately $2,727,273)

As of September 15, 2008 the Company has not made any payments and is in default under the payment terms of the agreement.

Thereafter, on August 15, 2008, the Company entered into an Intellectual Property Rights Sales Agreement with Global Investment Service, Inc. (“GIS”) to sell the Intellectual Property of the Aqua-make system to GIS for $14,545,455 (equal to 1.6 Billion YEN).  Pursuant to the GIS Agreement, the Company has the right of first refusal to buy the Intellectual Property back from GIS in the event that GIS agrees to sell the intellectual property within three years from August 15, 2008 by issuing 3.2 million shares of our common stock.  The Company also needs to agree to purchase the Intellectual Property to exercise the buy back option. As part of such conditions, the Company has agreed not to split their stock for the next three years.  Pursuant to the agreement, GIS entered into a note with the Company to pay the purchase price in the following manner:

1.	August 29, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

2.	September 30, 2008, 400 Million Japanese Yen (Approximately $3,636,354)

3.	October 31, 2008, 1 Billion Japanese Yen (Approximately $9,090,909)

As of September 15, 2008 the Company has received payments of approximately $83,000 and Global Investment Services, Inc. is in default under the payment terms of the agreement.

Pursuant to the agreement the Company is required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use their best efforts to market the product in the United States. As of September 15, 2008 the Company has not made any royalty payments.

In August, 2008 a related party officer and director loaned the Company an additional $3,667 and an additional amount of approximately $110,000 in September 2008.  The loans are due January 2009 and interest will be imputed at 10% per annum.

In August, 2008 the Company repaid approximately $22,500 of loans to an officer and director and an additional amount of approximately $92,000 in September 2008.

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

Plan of Operations

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $375,000. The breakdown is as follows:

Marketing Materials	$50,000
Website development	$75,000
Merchant Development	$75,000
Legal/Accounting	$75,000
General/Administrative	$100,000
Total	$375,000

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of July 31, 2008, we had cash of approximately $2,731.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,470.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at July 31, 2008 was $812.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at July 31, 2008 was $1,315.

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at July 31, 2008 was $166.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at July 31, 2008 was $407.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,166,157, a stockholders deficiency of $1,162,590 and have a negative cash flow from operations of $1,578,432 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through July 31, 2008. For the quarter ended July 31, 2008, we recognized a net loss of $88,503 and for the period from inception through July 31, 2008, we recognized a net loss of $2,709,762.  Expenses for the period were comprised of costs of professional fees of $21,990, consulting fees of $15,000, compensation of $22,500 and general and administrative expenses of $14,338.

For the quarter ended July 31, 2007, we recognized a net loss of $697,675.  Expenses for the period were comprised of costs of professional fees of $133,012, consulting fees of $26,992, compensation of $174,019, marketing expenses of $267,298 and general and administrative expenses of $95,091.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Subsequent Events

On August 13, 2008, the Company entered into an Intellectual Property Rights Sales Agreement (the “Eiwa Agreement”) with Eiwa Kokudo Kankyo, Inc. (“Eiwa”).  Pursuant to the Eiwa Agreement, the Company agreed to pay approximately $5,454,545 (equal to 600 Million YEN) to Eiwa for the Intellectual Property of the Aqua-make system.  In addition, the Company is entitled to sell the rights of this Intellectual Property to the third party as soon as we signed the Eiwa Agreement.  Pursuant to the agreement the Company  entered into a note with EIWA to pay the purchase price in the following manner:

1.	August 29, 2008, 50 Million Japanese Yen (Approximately $454,545)

2.	September 12, 2008, 50 Million Japanese Yen (Approximately $454,545)

3.	September 30, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

4.	October 31, 2008, 300 Million Japanese Yen (Approximately $2,727,273)

As of September 15, 2008 the Company has not made any payments and is in default under the payment terms of the agreement.

Thereafter, on August 15, 2008, the Company entered into an Intellectual Property Rights Sales Agreement with Global Investment Service, Inc. (“GIS”) to sell the Intellectual Property of the Aqua-make system to GIS for $14,545,455 (equal to 1.6 Billion YEN).  Pursuant to the GIS Agreement, the Company has the right of first refusal to buy the Intellectual Property back from GIS in the event that GIS agrees to sell the intellectual property within three years from August 15, 2008 by issuing 3.2 million shares of our common stock.  The Company also needs to agree to purchase the Intellectual Property to exercise the buy back option. As part of such conditions, the Company has agreed not to split our stock for the next three years.  Pursuant to the agreement, GIS entered into a note with the Company to pay the purchase price in the following manner:

1.	August 29, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

2.	September 30, 2008, 400 Million Japanese Yen (Approximately $3,636,354)

3.	October 31, 2008, 1 Billion Japanese Yen (Approximately $9,090,909)

As of September 15, 2008 the Company has received payments of approximately $83,000 and Global Investment Services, Inc. is in default under the payment terms of the agreement.

Pursuant to the agreement the Company is required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use their best efforts to market the product in the United States. As of September 15, 2008 the Company has not made any royalty payments.

In August, 2008 a related party officer and director loaned the Company an additional $3,667 and an additional amount of approximately $110,000 in September 2008.  The loans are due January 2009 and interest will be imputed at 10% per annum.

In August, 2008 the Company repaid approximately $22,500 of loans to an officer and director and an additional amount of approximately $92,000 in September 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in internal controls during the period.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)         Reports of Form 8-K

On August 21, 2008, the Company filed a Form 8-K with the SEC based on an entrance into a material definitive agreement and a change in business segment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPIRE JAPAN, INC.

Date: September 17, 2008	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer