Form 10-Q
period 2008-10-31
ASPIRE JAPAN, INC.
filed 2008-12-22
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of December 22, 2008:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

October 31, 2008

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

ITEM 1. FINANCIAL INFORMATION

Aspire Japan, Inc.
(a development stage company)
CONDENSED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$81	$27,884
Prepaid expenses	-	2,726

TOTAL CURRENT ASSETS	81	30,610

PROPERTY AND EQUIPMENT, NET	2,787	3,986

OTHER ASSETS

Deposits	-	8,137

TOTAL ASSETS	$2,868	$42,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Cash overdraft	$197	$-
Accounts payable and accrued expenses	6,155,971	18,186
Accrued interest	41,077	39,311
Accrued interest - related party	7,836	1,610
Accrued severance	759,619	446,730
Advances	84,949	-
Note payable	237,538	694,161
Loan payable -related party	36,157	71,587

TOTAL CURRENT LIABILITIES	7,323,344	1,271,585

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,660,000, respectively	7,854	7,660
Additional Paid-In Capital	1,566,896	917,140
Other Comprehensive Income (Loss)	(660,277)	(5,139)
Accumulated Deficit during development stage	(8,234,949)	(2,148,513)

Total Stockholders' Deficit	(7,320,476)	(1,228,852)

TOTAL LIABILITIES AND DEFICIT	$2,868	$42,733

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					For the period
					February 2,
	For the Three Months Ended October 31,		For the Nine Months Ended October 31,		2005(inception) to
	2008	2007	2008	2007	October 31, 2008

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	12,884	52,696	61,391	195,947	327,753
Marketing Expenses	-	11,904	-	130,492	156,562
License Fee	5,455,200	-	5,455,200	-	5,455,200
Consulting Fees	15,000	48,332	45,000	135,000	196,510
Compensation Expense	22,500	226,795	67,500	400,814	348,531
Severance Expense	-	-	322,889	-	789,619
General and administrative	6,882	111,974	84,677	419,520	870,862

Total Operating Expenses	5,512,466	451,701	6,036,657	1,281,773	8,145,037

Loss from Operations	(5,512,466)	(451,701)	(6,036,657)	(1,281,773)	(8,145,037)

Interest Income		199	12	2,540	2,630
Foreign Currency Transaction Income (Loss)	(912)	-	(839)	(8,450)	(2,669)
Interest Expense	(11,809)	(15,339)	(48,952)	(17,339)	(89,873)

Total Other Income/Expense	(12,721)	(15,140)	(49,779)	(23,249)	(89,912)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(5,525,187)	(466,841)	(6,086,436)	(1,305,022)	(8,234,949)

Other Comprehensive Income

Foreign Currency Translation Loss	(655,199)	-	(655,138)	1,301	(660,277)

Comprehensive Loss	$(6,180,386)	$(466,841)	$(6,741,574)	$(1,303,721)	$(8,895,226)

Net Loss Per Share - basic and diluted	$(0.70)	$(0.06)	$(0.78)	$(0.17)

Weighted average number of shares outstanding	7,854,150	7,660,000	7,820,847	7,489,173
during the period - basic and diluted

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through October 31, 2008
(Unaudited)
						Accumulated Deficit
					Additional	During	Other
	Preferred Stock		Common Stock		Paid In	Development	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Stage	Income (Loss)	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	67,500	-	-	67,500

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net loss for the nine months ended
October 31, 2008	-	-	-		-	(6,086,436)		(6,086,436)

Other Comprehensive Income							(655,138)	(655,138)

Total Comprehensive Loss								(6,741,574)
Balance October 31, 2008	-	$-	7,854,150	$7,854	$1,566,896	$(8,234,949)	$(660,277)	$(7,320,476)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended October 31,		For the period February 2, 2005 (inception) to October 31,
	2008	2007	2008

Cash Flows From Operating Activities:
Net Loss	$(6,086,436)	$(1,305,022)	$(8,234,949)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	67,500	28,500	125,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	150,000	150,000
Depreciation	1,199	411	2,030
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	8,137	(11,935)	-
(Increase)/Decrease in Prepaid Expenses	2,726	23,677	-
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	6,137,785	58,517	6,155,971
Increase/ (Decrease) in Accrued Interest	41,643	-	80,954
Increase/(Decrease) in Accrued Interest - Related party	6,226	-	7,836
Increase in advances	84,949		84,949
Increase in Accrued Severance	312,889	-	759,619

Net Cash Provided by (Used In) Operating Activities	576,618	(1,055,852)	(867,990)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	(4,796)	(4,817)

Net Cash Used In Investing Activities	-	(4,796)	(4,817)

Cash Flows From Financing Activities:
Cash overdraft	197		197
Proceeds from Note Payable	85,950	378,363	780,111
Repayment of Note Payable - related party	(265,474)	(139,029)	(503,004)
Proceeds from Note Payable - related party	230,044	91,048	539,161
Proceeds from Common Stock issuance	-	435,000	716,700

Net Cash Provided by Financing Activities	50,717	765,382	1,533,165

Net In(de)crease in Cash	627,335	(295,266)	660,358

Effect of Exchange Rate on Cash	(655,138)	1,301	(660,277)

Cash at Beginning of Period	27,884	327,500	-

Cash at End of Period	$81	$33,535	$81

Supplemental disclosure of cash flow information:

Cash paid for interest	$516	$-	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of October 31, 2008
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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $8,234,949  from inception, a working capital deficiency of $7,323,263, a stockholders deficiency of $7,320,476 used cash in operations of $867,990 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At October 31, 2008 and January 31, 2008 the Company had  $0 in cash, that was uninsured.   In addition, at October 31, 2008 and January 31, 2008, the Company had total cash of  $81 and $9, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and nine months ended October 31, 2008 and 2007  and the period February 2, 2005 (Inception) to October 31, 2008  amounted to $0, $0, $11,904, $0 and $130,492 respectively.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of October 31, 2008 and 2007 there were no common share equivalents outstanding.

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

We are currently evaluating the disclosure implications of this statement.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment were as follows:

	October 31, 2008	January 31, 2008
	(unaudited)
Computer	$4,817	$4,817
Less accumulated depreciation	(2,030)	(831)

	$2,787	$3,986

During the three and Nine months ended October 31, 2008 and 2007, and the period February 2, 2005 (Inception) to October  31, 2008 the Company recorded depreciation expense of $399, $1,199,  $390, $411, and $2,030 respectively.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of October 31, 2008 the Company paid a total of $30,000 and is currently in default of the agreement. During the three months ended April 30, 2008 the Company accrued additional severance expenses of $322,889in accordance with the  default under the settlement agreement. As of October 31 2008 the former President and Chief Executive officer is owed a total of $522,889   In December 2007 the Company terminated it Executive Vice-President. As of December 2008 the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount is due in July 2007 and bears interest of 6% per annum. (See Note 6).

During the year ended January 31, 2008, the Company received $5,835 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum. (See Note 6).

During the year ended January 31, 2008, the Company repaid $105,326 of the note payable to the related party officer and director. (See Note 6).

During the year ended January 31, 2007, the Company received a loan of $203,602 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and is payable anytime before March 24, 2008. (See Note 6).

During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director. (See Note 6).

During the nine months ended October 31, 2008 the Company borrowed an additional $230,044 and repaid a total of $265,474 of notes payable to the related party officer and director. (See Note 6).

As of October 31, 2008 and January 31, 2008 the related party officer and director is owed a total of $36,157 and  $71,587, respectively  and accrued interest of $7,836 and $1,610, respectively. The Company recorded interest expense during the three and nine months ended October 31, 2008 of $1,032 and $7,308 respectively (See Note 6).

NOTE 5 - Intellectual Property Rights Sales Agreement

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

On November 27, 2008 the Company notified Eiwa  that it was canceling the agreement. The Company  has not made any payments and is in default under the payment terms of the agreement. $6,110,400 (600,000,000 Yen) was accrued at October 31, 2008 as per the agreement.

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

As of October 31 2008 the Company has received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008 the Company received notice of termination of the agreement from Global Investment Services, Inc.

NOTE 6 – NOTE AND LOAN PAYABLE -RELATED PARTY

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

During the nine months ended October 31, 2008 the Company borrowed an additional $230,044 and repaid a total of $265,474 of notes payable to the related party officer and director.

As of October 31, 2008 and January 31, 2008 the related party officer and director is owed a total of $36,157 and  $71,587, respectively  and accrued interest of $7,836 and $1,610, respectively. The Company recorded interest expense during the three and nine months ended October 31, 2008 of $1,032 and $7,308 respectively.

NOTE 7 – NOTE PAYABLE

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at October 31, 2008 and January 31, 2008 was $17,987 and $6,445, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 30, 2009. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at October 31, 2008 and January 31, 2008 was $11,294 and $3,298, respectively. As of December 17, 2008 the note is in default

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at October 31, 2008 and January 31, 2008 was $6,411 and $1,848. As of December 17, 2008 the note is in default

On November 12, 2007, the Company entered into a twelve month unsecured note payable for $9,040.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on November 11, 2008. Accrued interest at January 31, 2008 was $357. On March 18, 2008 the Company converted the principle and accrued interest of $566  into 3,202 common shares of the Company’s common stock at a conversion price of $3.00.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at October 31, 2008 was $1,346.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at October 31, 2008 was $2,602

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at October 31, 2008 was $385.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at October 31, 2008 was $1,053.

NOTE 8 -- SHAREHOLDERS' EQUITY

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

During the  nine months ended October 31, 2008, the Company recorded  $67,500 as in-kind contribution of salary for services provided by its President.

NOTE 9 - SUBSEQUENT EVENTS

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

On November 27, 2008 the Company notified Eiwa that it was canceling the agreement. The Company  has not made any payments and is in default under the payment terms of the agreement.

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

As of October 31 2008 the Company has received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008 the Company received notice of termination of the agreement from Global Investment Services, Inc.

Pursuant to the agreement the Company is required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use their best efforts to market the product in the United States. As of September 15, 2008 the Company has not made any royalty payments.

On December 16, 2008, a related party officer and director loaned the Company approximately $16,600.

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of October 31, 2008, we had cash of approximately $81.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at October 31, 2008 was $1,346.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at October 31, 2008 was $2,602.

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at October 31, 2008 was $385.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at October 31, 2008 was $1,053.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. We plan to raise additional capital to be used for operating capital. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in 2009.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,212,863, a stockholders deficiency of $1,210,076 and have a negative cash flow from operations of $1,523,190 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through October 31, 2008. For the quarter ended October 31, 2008, we recognized a net loss of $5,525,187 and for the period from inception through October 31, 2008, we recognized a net loss of $8,234,949.  Expenses for the period were comprised of costs of professional fees of $12,884, consulting fees of $15,000, compensation expense of $22,500, license fee of $5,455,200 and general and administrative expenses of $6,882.

For the quarter ended October 31, 2007, we recognized a net loss of $466,841.  Expenses for the period were comprised of costs of professional fees of $52,696, consulting fees of $48,332, compensation of $226,795, marketing expenses of $11,904 and general and administrative expenses of $111,974.

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

On November 27, 2008 the Company notified Eiwa that it was canceling the agreement. The Company  has not made any payments and is in default under the payment terms of the agreement.

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

As of October 31 2008 the Company has received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008 the Company received notice of termination of the agreement from Global Investment Services, Inc.

Pursuant to the agreement the Company is required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use their best efforts to market the product in the United States. As of September 15, 2008 the Company has not made any royalty payments.

On December 16, 2008, a related party officer and director loaned the Company approximately $16,600.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Ken Osako, our President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of our third fiscal quarter 2008 pursuant to Rule 13a-15(b) of the Securities and Exchange Act. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Osako concluded that our disclosure controls and procedures were effective as of October 31, 2008.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley Act testing.

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

ASPIRE JAPAN, INC.

Date: December 22, 2008	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer