Form 10-K
period 2009-01-31
ASPIRE JAPAN, INC.
filed 2009-05-19
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51193

ASPIRE JAPAN, INC.
(Exact name of issuer as specified in its charter)

Delaware	20-8326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5757 W. Century Blvd., Suite 700 Los Angeles, CA	90045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 348-7255

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, $.001 par value per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No *

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on January 31, 2009 based on a closing price of $6.25 was approximately $7,775,937.

As of May 18, 2009, the registrant had 7,854,150 shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Corporate History

We were incorporated under the laws of the State of Delaware on February 2, 2005. On July 7, 2006, Ken Osako obtained all of our shares of common stock and changed our name to Dream Media, Inc. On May 23, 2007 we changed our name to Aspire Japan, Inc. (“Aspire Japan”) to better reflect our business plan of the mail-order business operation in Japan at the time. The mail-order business was subsequently abandoned in August 2008 when we  entered into  intellectual property trading agreements with two third-party companies representing a seller and a buyer. As a result our primary focus became trading and brokering intellectual property rights. Ken Osako is our Chairman of the Board and Chief Financial Officer, as well as our controlling stockholder. Our main office is located at 5757 W. Century Blvd., Suite 700, Los Angeles, CA 90045 and the telephone number is (310) 348-7255.

The Company

We seek to buy and broker  Intellectual Property Rights to generate income in the future. We intend to sell purchased Intellectual Property Rights to the prospective buyers. We have entered into the first set of Intellectual Property purchase and sales agreements in August 2008. Our initial plan was to purchase the toilet water purification and re-circulation system for the non-sewage available area and then to sell this Intellectual Property Rights to the buyer. However, the buyer of the project could not meet the financial obligations despite  a sales and the payment agreement. Therefore, we could not generate income from this transaction and instead suffered a financial loss from this transaction. For future transactions, we will ensure that the buyers of the Intellectual Property Rights have the financial capability to pursue the transactions before  enter into any purchase agreements. Ultimately it is our intention to  generate income from the brokerage service and buying-and-selling of the Intellectual Property Rights.

Products and Services

Our principal business activity will be the buying-and-selling of the Intellectual Property Rights. Intellectual Property Rights are tradable, identifiable, and legally protected assets. Common forms of intellectual property rights are: patents, copyrights, trademarks, trade secrets, know-how, and franchises. In many cases, intellectual property rights usually provide creators of original works economic incentive to develop and share ideas through a temporary monopoly in the business world.

In the business of buying-and-selling and brokering the Intellectual Property Rights, the valuation of the Intellectual Property Rights is very a challenging and extremely important part of the process. Since we do not have any expertise in the valuation of Intellectual Property Rights, we will rely on  third party professional opiniond to value the Intellectual Property Rights. We do not have specific vendors or partners to conduct valuation service for the Intellectual Property rights and will try to get several different opinions on each transaction.

To conduct our business, we are searching for  Intellectual Property Rights that are valued with the net cash flow approach with the market consideration of only one market. Some of the Intellectual Property Rights such as the combination of patents and the business know-how only contains a net cash flow approach with only one market; however, the valuation of such an intellectual property can increase with the addition of the other markets. We are trying to capitalize on this difference of the valuation with one market vs. the valuation with several markets.

 Revenue Streams

We intend to generate revenues from two sources; the primary source for the revenue will be in a form of the mark-up on the intellectual property rights that has a higher valuation with several new markets in the selling valuation price. We will focus only on the intellectual property rights that can have higher valuation of at least 100% from the original valuation when the new markets are added.

Additionally, we intend to generate revenue from brokering Intellectual Property Rights.

Marketing

We plan to position ourselves as a value added bridge for the Intellectual Property Rights sellers and buyers. We intend to create an extensive proprietary database of buyer and seller information through a use of internet and various small business networks such as small business associations throughout the world. We have not yet developed our database; however, we are working to build a database system and networks to market our business.

Competition

The Intellectual Property Rights trading businesses are highly competitive. Our competitors include, but not limited to, the some government agencies, law firms specialized in intellectual properties, and intellectual property trading companies. Most of our competitors have much greater financial, marketing, and human resources than we have.

The Internet online marketing activity is rapidly evolving and intensely competitive. Many competitors in this area have greater financial, technical and marketing resources than the Company. Many news-related sites, weblogs and other online publishers syndicate their content as an RSS Feed to whomever wants it, database management, logistics and database management technologies and the expansion of existing technologies may increase the competitive pressures on online business marketers, including the Company.

Employees

We currently have no employees other than Ken Osako our sole officer and director.

ITEM 1A.       RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at an executive office located 5757 W. Century Blvd., Suite 700, Los Angeles, CA 90045 and the telephone number is (310) 348-7255.

ITEM 3.         LEGAL PROCEEDINGS.

On or about May 15, 2007, we entered into an employment agreement whereby David Nakajima would act as President and Chief Marketing Officer of Aspire. On or about January 4, 2008, the parties entered into a Separation Agreement and General Release, which sought to terminate the employment relationship between the parties. By the terms of the Separation Agreement, Aspire agreed to pay Mr. Nakajima the amount of $230,000 in lieu of severance payments under the terms of the Employment Agreement, which amount was to be paid at the rate of $30,000 per month on the last day of each month commencing January 2008, with a final payment of $50,000 to be made on July 31, 2008.  Mr. Nakajima received payment of $20,000 on January 31, 2008, and an additional payment of $10,000 on or before February 15, 2008. Since that date no additional payments have been made.

In March 2009 we were served with a lawsuit by Mr.  Nakajima based on the above.  At this time we have not answered such complaint and we currently considering our options with regard to this claim.

Mr. Nakajima is suing the company for the basic value of $1.2 million plus unknown compound interest and as of January 31, 2009,we have accrued over $1,200,000 for this lawsuit.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “ASJP” since November 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter since we began trading on November 19, 2007. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price
April 30, 2008	$3.00	$3.25
July 31, 2008	$3.25	$3.25
October 31, 2008	$3.25	$4.25
January 31, 2009	$1.25	$6.25

Holders

As of May 18, 2009 in accordance with our transfer agent records, we had 50 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

None.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total $225,000. The breakdown is as follows:

Marketing Materials	$50,000
Legal/Accounting	$75,000
General/Administrative	$100,000
Total	$225,000

Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. We intend on financing operations primarily through funds raised in private placements. There can be no assurance that we will able to obtain additional funding when and if needed or that such funding, if available, can be obtained on terms acceptable to the Company.

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of January 31, 2009, we had cash of  $712.

During the year ended January 31, 2008, we received $5,835 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum.

During the year ended January 31, 2008, we repaid $105,326 of the note payable to the related party officer and director.

During the year ended January 31, 2008, we repaid $134,204 of the note payable to the related party officer and director.

During the year ended January 31, 2009 we borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

As of January 31, 2009 and 2008 the related party officer and director is owed a total of $57,452 and $71,587, respectively  and accrued interest of $8,086 and $1,610, respectively. We recorded interest expense during the year ended January 31, 2009 and 2008 of $7,557 and $516 respectively.

On July 11, 2007, we entered into a twelve month unsecured note payable for $200,000.  The note accrued interest at a rate of 18%, with principle and interest due and payable on July 10, 2008. Accrued interest at January 31, 2008 was $20,148. On March 18, 2008 we converted the principle and accrued interest of $24,784 into 74,928 common shares of our common stock at a conversion price of $3.00.

On August 28, 2007, we entered into a twelve month unsecured note payable for $85,419.  The note accrues interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2009 and 2008 was $21,863 and $6,445, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 30, 2009. All other terms remained the same.

On October 10, 2007, we entered into a twelve month unsecured note payable for $59,177.  The note accrues interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at January 31, 2009 and 2008 was $13.979 and $3,298, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009.

On October 12, 2007, we entered into a twelve month unsecured note payable for $33,767.  The note accrued interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2009 and 2008 was $7,943 and $1,848. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009.

On November 12, 2007, we entered into a twelve month unsecured note payable for $9,040.  The note accrued interest at a rate of 18%, with principle and interest due and payable on November 11, 2008. Accrued interest at January 31, 2008 was $357. On March 18, 2008 we converted the principle and accrued interest of $566 into 3,202 common shares of our common stock at a conversion price of $3.00.

On November 15, 2007, we entered into a twelve month unsecured note payable for $78,456.  The note accrued interest at a rate of 18%, with principle and interest due and payable on November 16, 2008. Accrued interest at January 31, 2008 was $2,979. On March 18, 2008 we converted the principle and accrued interest of $4,798 into 27,751 common shares of our common stock at a conversion price of $3.00.

On November 26, 2007, we entered into a twelve month unsecured note payable for $64,391. The note accrued interest at a rate of 18%, with principle and interest due and payable on November 27, 2008. Accrued interest at January 31, 2008 was $2,096. On March 18, 2008 we converted the principle and accrued interest of $3,588 into 22,660 common shares of our common stock at a conversion price of $3.00.

On December 28, 2007, we entered into a twelve month unsecured note payable for $127,627. The note accrued interest at a rate of 18%, with principle and interest due and payable on December 29, 2008. Accrued interest at January 31, 2008 was $2,140 On March 18, 2008 we converted the principle and accrued interest of $5,098 into 44,242 common shares of our common stock at a conversion price of $3.00.

On January 31, 2008, we entered into a twelve month unsecured note payable for $36,284. The note accrued interest at a rate of 18%, with principle and interest due and payable on January 31, 2009. Accrued interest at January 31, 2008 was $0. On March 18, 2008 we converted the principle and accrued interest of $841  into 12,375 common shares of our common stock at a conversion price of $3.00.

 On February 29, 2008 we entered into a twelve month unsecured note payable for $9,457. The note accrued interest at a rate of 18%, with principle and interest due and payable on February 28, 2009. On March 18, 2008 we converted the principle and accrued interest of $84 into 3,180 common shares of our common stock at a conversion price of $3.00.

On March 3, 2008 we entered into a twelve month unsecured note payable for $9,609. The note accrued interest at a rate of 18%, with principle and interest due and payable on March 2, 2009. On March 18, 2008 we converted the principle and accrued interest of $72 into 3,227 common shares of our common stock at a conversion price of $3.00.

On March 13, 2008 we entered into a twelve month unsecured note payable for $19,472. The note accrues interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 we converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of our common stock at a conversion price of $3.00.  Accrued interest at January 31, 2009 was $1,880.  On March 13, 2009 this note was extended to March 31, 2010.

On April 28, 2008 we entered into a twelve month unsecured note payable for $28,371. The note accrues interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at January 31, 2009 was $3,890. On April 28, 2009, this note was extended to April 28, 2010.

On May 22, 2008 we entered into a twelve month unsecured note payable for $4,814. The note accrues interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at January 31, 2009 was $603.

On June 3, 2008 we entered into a twelve month unsecured note payable for $14,229.The note accrues interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at January 31, 2009 was $1,698.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,798,373, a stockholders deficiency of $1,838,508 and have a negative cash flow from operations of $1,543,656 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through January 31, 2009. For the year ended January 31, 2009, we recognized a net loss of $1,282,167 and for the period from inception through January 31, 2009, we recognized a net loss of $3,430,680.  Expenses for the period were comprised of costs of professional fees of $66,914, consulting fees of $55,000, compensation expense of $90,000, severance expense of $1,005,587 and general and administrative expenses of $88,935.
For the year ended January 31, 2008, we recognized a net loss of $2,108,895.  Expenses for the period were comprised of costs of professional fees of $240,244, consulting fees of $151,510, compensation of $281,031, marketing expenses of $156,562, severance expense of $466,730 and general and administrative expenses of $772,685.

Committments

On August 13, 2008, we entered into an Intellectual Property Rights Sales Agreement (the “Eiwa Agreement”) with Eiwa Kokudo Kankyo, Inc. (“Eiwa”).  Pursuant to the Eiwa Agreement, we agreed to pay approximately $5,454,545 (equal to 600 Million YEN) to Eiwa for the Intellectual Property of the Aqua-make system.  In addition, we are entitled to sell the rights of this Intellectual Property to the third party upon signing the agreement.  Pursuant to the agreement the Company entered into an agreement with EIWA to pay the purchase price in the following manner:

1.	August 29, 2008, 50 Million Japanese Yen (Approximately $454,545)

2.	September 12, 2008, 50 Million Japanese Yen (Approximately $454,545)

3.	September 30, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

4.	January 31, 2009, 300 Million Japanese Yen (Approximately $2,727,273)

On November 27, 2008 we notified Eiwa that we were canceling the agreement and we have not made any payments and are in default under the payment terms of the agreement.

Thereafter, on August 15, 2008, we entered into an Intellectual Property Rights Sales Agreement with Global Investment Service, Inc. (“GIS”) to sell the Intellectual Property of the Aqua-make system to GIS for $14,545,455 (equal to 1.6 Billion YEN).  Pursuant to the GIS Agreement, we have the right of first refusal to buy  Intellectual Property back from GIS in the event that GIS agrees to sell the intellectual property within three years from August 15, 2008 by issuing 3.2 million shares of our common stock.  We also need to agree to purchase the Intellectual Property to exercise the buy back option. As part of such conditions, we have agreed not to split our stock for the next three years.  Pursuant to the agreement, GIS entered into a note with us to pay the purchase price in the following manner:

1.	August 29, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

2.	September 30, 2008, 400 Million Japanese Yen (Approximately $3,636,354)

3.	January 31, 2009, 1 Billion Japanese Yen (Approximately $9,090,909)

Pursuant to the agreement we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of September 15, 2008 we not made any royalty payments.

As of October 31 2008 the Company has received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008 we received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2009 we have recorded a gain in liquidated damages of $84,949.

SUBSEQUENT EVENTS

 On April 30, 2009 we company entered into a twelve month unsecured note payable for 5,000,000 JPY (approximately $52,000).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010.

As of April 30, 2009 the related party officer and director has entered into additional notes payable totaling $15,000.  The terms of these notes are consistent with previously issued notes.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Aspire Japan, Inc.

We have audited the accompanying balance sheets of Aspire Japan, Inc. “the Company” (a development stage company) as of January 31, 2009 and 2008, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended and the period February 2, 2005 (inception) to January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aspire Japan, Inc. (a development stage company) as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the two years then ended and the period February 2, 2005 (inception) to January 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss from inception of $3,430,680, a working capital deficiency of $1,798,373, a stock holder's deficiency of $1,838,508 and used cash in operations of $1,543,656 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
May 18, 2009

Aspire Japan, Inc.
(A Development Stage Company)
BALANCE SHEETS

	January 31,
	2009	2008

ASSETS

CURRENT ASSETS

Cash	$712	$27,884
Prepaid expenses	-	2,726

TOTAL CURRENT ASSETS	712	30,610

PROPERTY AND EQUIPMENT, NET	-	3,986

OTHER ASSETS

Deposits	-	8,137

TOTAL ASSETS	$712	$42,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	41,973	$18,186
Accrued interest	51,854	39,311
Accrued interest - related party	8,086	1,610
Accrued severance	1,442,317	446,730
Note payable	197,403	694,161
Loan payable -related party	57,452	71,587

TOTAL CURRENT LIABILITIES	1,799,085	1,271,585

LONG TERM LIABILITIES
Note payable	40,135	-

TOTAL LIABILITIES	1,839,220	1,271,585

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,660,000, respectively	7,854	7,660
Additional Paid-In Capital	1,589,396	917,140
Other Comprehensive Income (Loss)	(5,078)	(5,139)
Accumulated Deficit during development stage	(3,430,680)	(2,148,513)

Total Stockholders' Deficit	(1,838,508)	(1,228,852)

TOTAL LIABILITIES AND DEFICIT	$712	$42,733

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period
			February 2, 2005
	For the Year Ended January 31,		(inception) to
	2009	2008	January 31, 2009

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	66,914	240,244	331,051
Marketing Expenses	-	156,562	156,562
Licesense Fee	-	-	-
Consulting Fees	55,000	151,510	206,510
Compensation Expense	90,000	281,031	371,031
Severance Expense	1,005,587	466,730	1,472,317
General and administrative	88,935	772,685	877,345

Total Operating Expenses	1,306,436	2,068,762	3,414,816

Loss from Operations	(1,306,436)	(2,068,762)	(3,414,816)

Interest Income	12	2,618	2,630
Foreign Currency Transaction Loss	(713)	(1,830)	(2,543)
Gain on liquidated damages	84,949	-	84,949
Interest Expense	(59,979)	(40,921)	(100,900)

Total Other Income/Expense	24,269	(40,133)	(15,864)

Provision for Income Taxes	-	-	-

Net Loss	(1,282,167)	(2,108,895)	(3,430,680)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	61		61
Foreign Currency Translation Loss	-	(5,139)	(5,139)

Comprehensive Loss	$(1,282,106)	$(2,114,034)	$(3,435,758)

Net Loss Per Share - basic and diluted	$(0.16)	$(0.28)

Weighted average number of shares outstanding	7,829,682	7,532,349
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through January 31, 2009

						Accumulated
						Deficit
					Additional	During	Other
	Preferred Stock		Common Stock		Paid In	Development	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Stage	Income (Loss)	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			February 2, 2005
	For The Year Ended January 31,		(inception) to
	2009	2008	January 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(1,282,167)	$(2,108,895)	$(3,430,680)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	90,000	51,000	148,000
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	150,000	150,000
Impairment of property and equipment	2,388	-	2,388
Depreciation	1,598	831	2,429
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	8,137	(8,137)	-
(Increase)/Decrease in Prepaid Expenses	2,726	25,221	-
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	23,787	13,601	41,973
Increase/ (Decrease) in Accrued Interest	58,896	40,921	99,817
Increase in Accrued Severance	995,587	446,730	1,442,317

Net Cash Used In Operating Activities	(99,048)	(1,388,728)	(1,543,656)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	(4,817)	(4,817)

Net Cash Used In Investing Activities	-	(4,817)	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	85,950	209,437	780,111
Repayment of Note Payable - related party	(277,974)	(239,530)	(517,504)
Proceeds from Note Payable - related party	263,839	694,161	574,956
Proceeds from Common Stock issuance	-	435,000	716,700

Net Cash Provided by Financing Activities	71,815	1,099,068	1,554,263

Net In(de)crease in Cash	(27,233)	(294,477)	5,790

Effect of Exchange Rate on Cash	61	(5,139)	(5,078)

Cash at Beginning of Period	27,884	327,500	-

Cash at End of Period	$712	$27,884	$712

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$516	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc. (f/k/a Dream Media, Inc.)
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2009

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At January 31, 2009 the Company had $0 in cash that was uninsured.   In addition, at January 31, 2009, the Company had total cash of $138 in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended January 31, 2009  and 2008 and the period February 2, 2005 (Inception) to January 31, 2009  amounted to $0, $156,562 and $156,562 respectively.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,430,680 from inception, a working capital deficiency of $1,798,373 a stockholders deficiency of $1,838,508 and used cash in operations of $1,543,656 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes:

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of January 31, 2009 the Company has a net operating loss carry forward of approximately $2,271,000 available to offset future taxable income through 2029. The valuation allowance at January 31, 2008 was $708,883. The net change in the valuation allowance for the year ended January 31, 2009 was an increase of $63,274.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of January 31, 2009 and 2008 there were no common share equivalents outstanding.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment were as follows:

	January 31, 2009	January 31, 2008
Computer	$4,817	$4,817
Less accumulated depreciation	(2,429)	(831)
Impairment	(2,338)

	$-	$3,986

During the years ended January 31, 2009 and 2008, and the period February 2, 2005 (Inception) to January 31, 2009 the Company recorded depreciation expense of $1,598, $831 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,338.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2009 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587. At this time the company has not answered such complaint and is currently considering its options..  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. As of January 31 2009 the former President and Chief Executive officer is owed a total of $1,205,587

In December 2007 the Company terminated it Executive Vice-President. As of December 2008 the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

During the year ended January 31, 2009 the Company borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director. (See Note 6).

As of  January 31, 2009 and 2008 the related party officer and director is owed a total of $57,452 and  $71,587, respectively  and accrued interest of $8,086 and $1,610, respectively. The Company recorded interest expense during the year ended January 31, 2009 and 2008 of $7,557 and $516 respectively (See Note 6).

NOTE 5 - Intellectual Property Rights Sales Agreement

On August 13, 2008, the Company entered into an Intellectual Property Rights Sales Agreement (the “Eiwa Agreement”) with Eiwa Kokudo Kankyo, Inc. (“Eiwa”).  Pursuant to the Eiwa Agreement, the Company agreed to pay approximately $5,454,545 (equal to 600 Million YEN) to Eiwa for the Intellectual Property of the Aqua-make system.  In addition, the Company is entitled to sell the rights of this Intellectual Property to the third party upon signing the agreement.  Pursuant to the agreement the Company entered into an agreement with EIWA to pay the purchase price in the following manner:

1.	August 29, 2008, 50 Million Japanese Yen (Approximately $454,545)

2.	September 12, 2008, 50 Million Japanese Yen (Approximately $454,545)

3.	September 30, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

4.	October 31, 2008, 300 Million Japanese Yen (Approximately $2,727,273)

On November 27, 2008 the Company notified Eiwa that it was canceling the agreement. The Company has not made any payments and is in default under the payment terms of the agreement.  If Eiwa doesn’t agree to cancel the agreement, we might be required to make the payments as per the agreement.

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

As of October 31 2008 the Company has received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008 the Company received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2009 the Company recorded a gain on liquidated damages of $84,949.

NOTE 6 – NOTES AND LOANS PAYABLE -RELATED PARTY

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

During the year ended January 31, 2009 the Company borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

As of January 31, 2009 and 2008 the related party officer and director is owed a total of $57,452 and $71,587, respectively  and accrued interest of $8,086 and $1,610, respectively. The Company recorded interest expense during the year ended January 31, 2009 and 2008 of $7,557 and $516 respectively.

NOTE 7 – NOTES PAYABLE

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2009 and 2008 was $21,863 and $6,445, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 30, 2009. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at January 31, 2009 and 2008 was $13.979 and $3,298, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2009 and 2008 was $7,943 and $1,848. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at January 31, 2009 was $1,880.  On March 13, 2009 this  note was extended to March 31, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at January 31, 2009 was $3,890. On April 28, 2009, this  note was extended to April 28, 2010.

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at January 31, 2009 was $603.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at January 31, 2009 was $1,698.

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

During the year ended January 31, 2009, the Company recorded  $90,000 as in-kind contribution of salary for services provided by its President.

NOTE 9 - SUBSEQUENT EVENTS

On April 30, 2009 the company entered into a twelve month unsecured note payable for 5,000,000 JPY (approximately $52,000).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010.

As of April 30, 2009 the related party officer and director has entered into additional notes payable totaling $15,000.  The terms of these notes are consistent with previously issued notes.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2009, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

-        We do not have a system in place to ensure all of our consulting agreements are timely reconciled to the financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

We made the following changes in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended January 31, 2009 that  materially affectedour internal control over financial reporting.

 We developed a plan to ensure that all information was recorded, processed, summarized and reported accurately and we will continue to educate our management personnel to comply with the disclosure requirements and financial reporting controls necessary and we will increase management oversight of accounting and reporting functions in the future.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of May 18, 2009 is as follows:

NAME	AGE	POSITION
Ken Osako	37	President, Chief Executive Officer, Chief Financial Officer

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal year ended January 31, 2009, we did not compensate our sole director for his services.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Family relationships

None.

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed with the 10KSB on March 26, 2008 as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended January 31, 2009, and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Osako,	2009	$0	0	0	$0	0	$0	0	$0
President,	2008	$0	0	0	$0	0	$0	0	$0
Chief Executive Officer and Director

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

Outstanding Equity Awards

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 18, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Ken Osako	6,610,000	84.16%

Common Stock	All executive officers and directors as a group	6,610,000	84.16%

(1)The percent of class is based on 7,854,150 shares of our common stock issued and outstanding as of May 18, 2009.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

During the year ended January 31, 2009 the Company borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended January 31, 2009 and 2008, we were billed approximately $22,565 and $29,075 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended January 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2009 and 2008.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

3. Exhibits

14	Code of Ethics *

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Filed with the original Form 10-KSB on May 15, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2009

ASPIRE JAPAN, INC.
By:	/s/ Ken Osako
Ken Osako President, Chief Executive Officer, Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ken Osako	President, Chief Executive Officer,	May 18, 2009
Ken Osako	Chief Financial Officer