Form 10-Q
period 2009-04-30
ASPIRE JAPAN, INC.
filed 2009-06-03
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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
 _______________

(310) 348-7255
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 2, 2009:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

April 30, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1	Legal Proceedings	15
Item 1A	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURE

Item 1. Financial Information

ASPIRE JAPAN, INC.
(A DEVELOPMENT STAGE COMPANY)

Aspire Japan, Inc.
(A Development Stage Company)
BALANCE SHEETS

	April 30,	January 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$51,837	$712
Prepaid expenses	3,647	-

TOTAL CURRENT ASSETS	55,484	712

OTHER ASSETS

Deposits	475	-

TOTAL ASSETS	$55,959	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$31,709	$41,973
Accrued interest	62,280	51,854
Accrued interest - related party	9,892	8,086
Accrued severance	1,442,317	1,442,317
Note payable	289,161	197,403
Loan payable -related party	72,462	57,452

TOTAL CURRENT LIABILITIES	1,907,821	1,799,085

LONG TERM LIABILITIES
Note payable	-	40,135

TOTAL LIABILITIES	1,907,821	1,839,220

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,611,896	1,589,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,466,534)	(3,430,680)

Total Stockholders' Deficit	(1,851,862)	(1,838,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$55,959	$712

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			For the period
			February 2, 2005
	For the Three Months Ended April 30,		(inception) to
	2009	2008	April 30, 2009

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	126	26,517	331,177
Marketing Expenses	-	-	156,562
Consulting Fees	-	15,000	206,510
Compensation Expense	22,500	22,500	393,531
Severance Expense	-	322,889	1,472,317
General and administrative	995	63,457	878,340

Total Operating Expenses	23,621	450,363	3,438,437

Loss from Operations	(23,621)	(450,363)	(3,438,437)

Interest Income	-	4	2,630
Foreign Currency Transaction Loss	(2)	-	(2,545)
Gain on liquidated damages	-	-	84,949
Interest Expense	(12,231)	(22,387)	(113,131)

Total Other Income/Expense	(12,233)	(22,383)	(28,097)

Provision for Income Taxes	-	-	-

Net Loss	(35,854)	(472,746)	(3,466,534)

Other Comprehensive Income / (Loss)
Foreign Currency Translation Loss	-	61	(5,078)

Comprehensive Loss	$(35,854)	$(472,685)	$(3,471,612)

Net Loss Per Share - basic and diluted	$(0.00)	$(0.06)

Weighted average number of shares outstanding	7,854,150	7,752,761
during the period - basic and diluted

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through April 30, 2009
(Unaudited)

					Additional	Accumulated	Other
	Preferred Stock		Common Stock		Paid In	Deficit During	Comprehensive	Total
	Shares	Par	Shares	Par	Capital	Development Stage	Income (Loss)	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	-	-	-	-	22,500	-	-	22,500

Net Loss for the three months
ended April 30, 2009	-	-	-		-	(35,854)		(35,854)

Other Comprehensive Income							-	-

Total Comprehensive Loss								(35,854)
Balance April 30, 2009	-	$-	7,854,150	$7,854	$1,611,896	$(3,466,534)	$(5,078)	$(1,851,862)

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			February 2, 2005
	For The Year Ended April 30,		(inception) to
	2009	2008	April 30, 2009

Cash Flows From Operating Activities:
Net Loss	$(35,854)	$(472,746)	$(3,466,534)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	22,500	22,500	170,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	-	2,388
Depreciation		400	2,429
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	(475)	(3,092)	(475)
(Increase)/Decrease in Prepaid Expenses	(3,647)	-	(3,647)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	(10,264)	3,816	31,709
Increase/ (Decrease) in Accrued Interest	12,232	22,386	112,049
Increase in Accrued Severance	-	312,889	1,442,317

Net Cash Used In Operating Activities	(15,508)	(113,847)	(1,559,164)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	51,623	66,907	831,734
Repayment of Note Payable - related party	-	(29,000)	(515,504)
Proceeds from Note Payable - related party	15,010	85,600	587,966
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	66,633	123,507	1,620,896

Net In(de)crease in Cash	51,125	9,660	56,915

Effect of Exchange Rate on Cash		61	(5,078)

Cash at Beginning of Period	712	27,884	-

Cash at End of Period	$51,837	$37,605	$51,837

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$516	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of April 30, 2009

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At April 30, 2009 and January 31, 2009 the Company had $0 in cash that was uninsured. In addition, at April 30, 2009 and January 31, 2009, the Company had total cash of $51,766 and $138, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended April 30, 2009  and 2008 and the period February 2, 2005 (Inception) to April 30, 2009  amounted to $0, $0 and $156,562 respectively.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,466,534 from inception, a working capital deficiency of $1,852,337 a stockholders deficiency of $1,821,862 and used cash in operations of $1,559,164 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of April 30, 2009 and 2008 there were no common share equivalents outstanding.

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

NOTE 2 - PROPERTY AND EQUIPMENT

During the thee months ended April 30, 2008, and the period February 2, 2005 (Inception) to April 30, 2009 the Company recorded depreciation expense of  $400 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,338.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2009 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587. At this time the company has not answered such complaint and is currently considering its options.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. As of April 30, 2009 the former President and Chief Executive officer is owed a total of $1,205,587.

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

During the thee months ended April 30, 2009, the Company received $15,010 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum. (See Note 6).

As of  April 30, 2009 and January 31, 2009 the related party officer and director is owed a total of $72,462 and  $57,452, respectively  and accrued interest of $9,892 and $8,086, respectively. The Company recorded interest expense during the three months ended April 30, 2009 and 2008 of $1,806 and $2,006 respectively (See Note 6).

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

During the thee months ended April 30, 2009, the Company received $15,010 from a related party officer and director.  The amount is due on demand and bears interest of 6% per annum.

As of  April 30, 2009 and January 31, 2009 the related party officer and director is owed a total of $72,462 and  $57,452, respectively  and accrued interest of $9,892 and $8,086, respectively. The Company recorded interest expense during the three months ended April 30, 2009 and 2008 of $1,806 and $2,006 respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at April 30, 2009 and January 31, 2009  was $25,612 and $21,863, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 30, 2009. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at April 30, 2009 and January 31, 2009 was $16,576 and $13,979, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at April 30, 2009 and January 31, 2009 was $9,425 and $7,943. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2009 and January 31, 2009 was $2,396 and $1,880, respectively.  On March 13, 2009 this  note was extended to March 31, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2009 and January 31, 2009 was $5,135 and  $3,890, respectively. On April 28, 2009, this  note was extended to April 28, 2010.

On May 22, 2008 the company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at April 30 2009 and January 31, 2009 was $814 and $603. Respectively.

On June 3, 2008 the company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at April 30, 2009 and January 31, 2009 was $2,323 and $1,698, respectively.

On April 30, 2009 the company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010.

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

During the year ended April 30, 2009, the Company recorded  $22,500 as in-kind contribution of salary for services provided by its President.

NOTE 9 – SUBSEQUENT EVENTS

On May 28, 2009, the Company entered into a twelve month unsecured note payable for $20,627.  The note will accrue interest at a rate of 20%.

During May 2009, $5,000 was loaned to the Company by a related party officers and director and $35,000 was repaid to the related party officer and director for outstanding loans.

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of April 30, 2009, we had cash of $51,837.

During the year ended January 31, 2009 we borrowed $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

As of April 30, 2009 and January 31, 2009 the related party officer and director is owed a total of $72,462 and  $57,452, respectively  and accrued interest of $9,892 and $8,086, respectively. The Company recorded interest expense during the three months ended April 30, 2009 and 2008 of $1,806 and $2,006 respectively.

On April 30, 2009 the company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,852,337, a stockholders deficiency of $1,821,862 and have a negative cash flow from operations of $1,559,164 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operation

We did not have any operating income from inception through April 30, 2009. For the quarter ended April 30, 2009, we recognized a net loss of $35,854 and for the period from inception through April 30, 2009, we recognized a net loss of $3,466,534.  Expenses for the period were comprised of costs of professional fees of $126, compensation expense of $22,500, and general and administrative expenses of $995.

For the quarter ended April 30, 2008, we recognized a net loss of $472,746. Expenses for the period were comprised of costs of professional fees of $26,517, consulting fees of $15,000, compensation of $22,500, severance expense of $322,889 and general and administrative expenses of $63,457.

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

SUBSEQUENT EVENTS

On May 28, 2009, the Company entered into a twelve month unsecured note payable for $20,627.  The note will accrue interest at a rate of 20%.

During May 2009, $5,000 was loaned to the Company by a related party officers and director and $35,000 was repaid to the related party officer and director for outstanding loans.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPE’s).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable to smaller reporting companies.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

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

Mr. Nakajima is suing the company for the basic value of $1.2 million plus unknown compound interest and as of April 30, 2009,we have accrued over $1,200,000 for this lawsuit.

Item 1A.   Risk Factors.

Not Applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

ASPIRE JAPAN, INC.

Date: June 2, 2009	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer