Form 10-Q
period 2009-07-31
ASPIRE JAPAN, INC.
filed 2009-09-18
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of September 16, 2009:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

July 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

SIGNATURE

Item 1. Financial Information

ASPIRE JAPAN, INC.
(A DEVELOPMENT STAGE COMPANY)

Aspire Japan, Inc. (A Development Stage Company) CONDENSED BALANCE SHEETS

	July 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,251	$712
Prepaid expenses	11,520	-

TOTAL CURRENT ASSETS	12,771	712

OTHER ASSETS

Deposits	475	-

TOTAL ASSETS	$13,246	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$16,105	$41,973
Accrued interest	76,759	51,854
Accrued interest - related party	11,157	8,086
Accrued severance	1,442,317	1,442,317
Note payable	331,308	197,403
Loan payable -related party	32,462	57,452

TOTAL CURRENT LIABILITIES	1,910,108	1,799,085

LONG TERM LIABILITIES
Note payable	-	40,135

TOTAL LIABILITIES	1,910,108	1,839,220

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,634,396	1,589,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,534,034)	(3,430,680)

Total Stockholders' Deficit	(1,896,862)	(1,838,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,246	$712

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					For the period
					February 2, 2005
	For the Three Months Ended July 31,		For the Six Months Ended July 31,		(inception) to
	2009	2008	2009	2008	July 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	23,595	21,990	23,721	48,507	354,772
Marketing Expenses	-	-	-	-	156,562
Consulting Fees	-	15,000	-	30,000	206,510
Compensation Expense	22,500	22,500	45,000	45,000	416,031
Severance Expense	-		-	322,889	1,472,317
General and administrative	3,113	14,338	4,108	77,795	881,453

Total Operating Expenses	49,208	73,828	72,829	524,191	3,487,645

Loss from Operations	(49,208)	(73,828)	(72,829)	(524,191)	(3,487,645)

Interest Income	-	8	-	12	2,630
Foreign Currency Transaction Loss	(2,547)	73	(2,549)	73	(5,092)
Gain on liquidated damages	-	-	-	-	84,949
Interest Expense	(15,745)	(14,756)	(27,976)	(37,143)	(128,876)

Total Other Income/Expense	(18,292)	(14,675)	(30,525)	(37,058)	(46,389)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(67,500)	(88,503)	(103,354)	(561,249)	(3,534,034)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	-	-	-	-	-
Foreign Currency Translation Loss	-			61	(5,078)

Comprehensive Loss	$(67,500)	$(88,503)	$(103,354)	$(561,188)	$(3,539,112)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.07)

Weighted average number of shares outstanding	7,854,150	7,854,150	7,854,150	7,804,012
during the period - basic and diluted

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through July 31, 2009
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Deficit During	Other	Total
	Shares	Par	Shares	Par	Paid In Capital	Development Stage	Comprehensive Income (Loss)	Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Conversion on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	-	-	-	-	45,000	-	-	45,000

Net Loss for the six months
ended July 31, 2009	-	-	-		-	(103,354)		(103,354)

Other Comprehensive Income								-

Total Comprehensive Loss								(103,354)
Balance July 31, 2009	-	$-	7,854,150	$7,854	$1,634,396	$(3,534,034)	$(5,078)	$(1,896,862)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			February 2, 2005
	For The Six Months ended July 31,		(inception) to
	2009	2008	July 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(103,354)	$(561,249)	$(3,534,034)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	45,000	45,000	193,000
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	-	2,388
Depreciation	-	799	2,429
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	(475)	7,757	(475)
(Increase)/Decrease in Prepaid Expenses	(11,520)	2,726	(11,520)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	(25,868)	22,194	27,262
Increase/ (Decrease) in Accrued Interest	27,976	36,060	116,636
Increase in Accrued Severance	-	312,889	1,442,317

Net Cash Used In Operating Activities	(68,241)	(133,824)	(1,611,897)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	93,770	85,950	873,881
Repayment of Note Payable - related party	(45,000)	(77,500)	(562,504)
Proceeds from Note Payable - related party	20,010	100,160	594,966
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	68,780	108,610	1,623,043

Net In(de)crease in Cash	539	(25,214)	6,329

Effect of Exchange Rate on Cash	-	61	(5,078)

Cash at Beginning of Period	712	27,884	-

Cash at End of Period	$1,251	$2,731	$1,251

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$516	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of July 31, 2009

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

ASPIRE JAPAN, INC. (f/k/a Dream Media, Inc.) (“the Company”) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

Basis of Presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At July 31, 2009 and January 31, 2009 the Company had $0 in cash that was uninsured. In addition, at July 31, 2009 and January 31, 2009, the Company had total cash of $914 and $138, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and six months ended July 31, 2009  and 2008 and the period February 2, 2005 (Inception) to July 31, 2009  amounted to $0, $0, $0, $0 and $156,562 respectively.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,534,034 from inception, a working capital deficiency of $1,897,337 a stockholders’ deficiency of $1,896,862 and used cash in operations of $1,611,897 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, loans and notes payable, and loans payable-related party approximate fair value due to the relatively short period to maturity for this instrument.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Shares". Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of July 31, 2009 and 2008 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

During the three and six months ended July 31, 2008, and the period February 2, 2005 (Inception) to July 31, 2009 the Company recorded depreciation expense of  $399, $799 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2009 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587. At this time the company has not answered such complaint and is currently considering its options.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. As of July 31, 2009 the former President and Chief Executive officer is owed a total of $1,205,587.

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

During the six months ended July 31, 2009, the Company received $20,010 and repaid a total of $45,000 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum. (See Note 6).

As of July 31, 2009 and January 31, 2009 the related party officer and director is owed a total of $32,462 and  $57,452, respectively  and accrued interest of $11,157 and $8,086, respectively. The Company recorded interest expense during the three and six  months ended July 31, 2009 and 2008 of $1,265, $1,990, $4,270 and $6,276 respectively (See Note 6).

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

During the six months ended July 31, 2009, the Company received $20,010 and repaid a total of $45,000 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of  July 31, 2009 and January 31, 2009 the related party officer and director is owed a total of $32,462 and  $57,452, respectively  and accrued interest of $11,157 and $8,086, respectively. The Company recorded interest expense during the three and six  months ended July 31, 2009 and 2008 of $1,265, $1,990, $4,270 and $6,276 respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at July 31, 2009 and January 31, 2009  was $29,487 and $21,863, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at July 31, 2009 and January 31, 2009 was $19,261 and $13,979, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at July 31, 2009 and January 31, 2009 was $10,957 and $7,943. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at July 31, 2009 and January 31, 2009 was $2,930 and $1,880, respectively.  On March 13, 2009 this note was extended to March 31, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at July 31, 2009 and January 31, 2009 was $6,422 and  $3,890, respectively. On April 28, 2009, this  note was extended to April 28, 2010.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at July 31, 2009 and January 31, 2009 was $1,033 and $603, respectively.  On May 22, 2009, this note was extended to May 22, 2010.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at July 31, 2009 and January 31, 2009 was $2,968 and $1,698, respectively. On May 22, 2009, this note was extended to May 22, 2010.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. Accrued interest at July 31, 2009 was $2,602.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $21,214).  The note will accrue interest at a rate of 20% per annum and is payable May 31, 2010. Accrued interest at July 31, 2009 was $744.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. Accrued interest at July 31, 2009 was $356.

NOTE 8 -- STOCKHOLDERS' EQUITY

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

During the six months ended July 31, 2009, the Company recorded $45,000 as in-kind contribution of salary for services provided by its President.

NOTE 9 – SUBSEQUENT EVENTS

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010.

On September 15, 2009 the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010.

In August 2009, the Company repaid $7,500 of the note payable to the related party officer and director.

In September 2009, the Company repaid $2,500 of the note payable to the related party officer and director.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 15, 2009, the date the financial statements were issued.

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of July 31, 2009, we had cash of $1,251.

During the year ended January 31, 2009 we borrowed $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

As of July 31, 2009 and January 31, 2009 the related party officer and director is owed a total of $32,462 and $57,452, respectively and accrued interest of $11,157 and $8,086, respectively. The Company recorded interest expense during the three months ended July 31, 2009 and 2008 of $15,745 and $14,756 and the six months ended July 31, 2009 and 2008 of $27,976 and $37,143, respectively.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $21,214).  The note will accrue interest at a rate of 20% per annum and is payable May 31, 2010. Accrued interest at July 31, 2009 was $744.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. Accrued interest at July 31, 2009 was $356.

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

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a net loss of $3,534,034 from inception, a working capital deficiency of $1,897,337 a stockholders’ deficiency of $1,896,862 and used cash in operations of $1,611,897 from inception. These factors raise substantial doubt about our ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that we will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operation

We did not have any operating income from inception through July 31, 2009. For the three months ended July 31, 2009, we recognized a net loss of $67,500 and for the period from inception through July 31, 2009, we recognized a net loss of $3,534,034.  Expenses for the period were comprised of costs of professional fees of $23,595, compensation expense of $22,500, and general and administrative expenses of $3,113. For the three months ended July 31, 2008, we recognized a net loss of $88,503. Expenses for the period were comprised of costs of professional fees of $21,990, consulting fees of $15,000, compensation of $22,500, and general and administrative expenses of $14,338.  The decrease in net loss during the three months ended July 31, 2009 was due to the payment of consulting fees during the three months ended July 31, 2008 which did not need to be paid during the fiscal year ended July 31, 2009.

For the six months ended July 31, 2009, we recognized a net loss of $103,354. Expenses for the period were comprised of costs of professional fees of $23,721, compensation of $45,000, and general and administrative expenses of $4,108. For the six months ended July 31, 2008, we recognized a net loss of $561,249. Expenses for the period were comprised of costs of professional fees of $48,507, consulting fees of $30,000, compensation of $45,000, severance expense of $322,889 and general and administrative expenses of $77,795.  The decrease in net loss during the six months ended July 31, 2009 was due to the severance expense paid to our former President during the six months ended July 31, 2008.

Commitments

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

SUBSEQUENT EVENTS

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010.

On September 15, 2009 the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010.

In August 2009, the Company repaid $7,500 of the note payable to the related party officer and director.

In September 2009, the Company repaid $2,500 of the note payable to the related party officer and director.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 15, 2009, the date the financial statements were issued.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

Off-Balance Sheet Arrangements

Not Applicable to smaller reporting companies.

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

Mr. Nakajima is suing the company for the basic value of $1.2 million plus unknown compound interest and as of July 31, 2009, we have accrued over $1,200,000 for this lawsuit.

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

ASPIRE JAPAN, INC.

Date: September 16, 2009	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer