Form 10-Q
period 2009-10-31
ASPIRE JAPAN, INC.
filed 2009-12-21
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of December 21, 2009:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

October 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

SIGNATURE

Item 1. Financial Information

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	October 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,044	$712
Prepaid expenses	11,638	-

TOTAL CURRENT ASSETS	12,682	712

OTHER ASSETS

Deposits	475	-

TOTAL ASSETS	$13,157	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,398	$41,973
Accrued interest	93,319	51,854
Accrued interest - related party	1,012	8,086
Accrued severance	1,442,317	1,442,317
Note payable	381,053	197,403
Loan payable -related party	-	57,452

TOTAL CURRENT LIABILITIES	1,938,099	1,799,085

LONG TERM LIABILITIES
Note payable	-	40,135

TOTAL LIABILITIES	1,938,099	1,839,220

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,656,896	1,589,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,584,614)	(3,430,680)

Total Stockholders' Deficit	(1,924,942)	(1,838,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,157	$712

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					For the period
	For the Three Months Ended October 31,		For the Nine Months Ended October 31,		February 2, 2005 (inception) to
	2009	2008	2009	2008	October 31, 2009

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	8,355	12,884	32,076	61,391	363,127
Marketing Expenses	-	-	-	-	156,562
Consulting Fees	-	15,000	-	45,000	206,510
Compensation Expense	22,500	22,500	67,500	67,500	438,531
Severance Expense	-	-	-	322,889	1,472,317
General and administrative	1,713	6,882	5,821	84,677	883,166

Total Operating Expenses	32,568	57,266	105,397	581,457	3,520,213

Loss from Operations	(32,568)	(57,266)	(105,397)	(581,457)	(3,520,213)

Interest Income	-	-	-	12	2,630
Foreign Currency Transaction Loss	(1,071)	(912)	(3,620)	(839)	(6,163)
Gain on liquidated damages	-	-	-	.	84,949
Interest Expense	(16,941)	(11,809)	(44,917)	(48,952)	(145,817)

Total Other Income/Expense	(18,012)	(12,721)	(48,537)	(49,779)	(64,401)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(50,580)	(69,987)	(153,934)	(631,236)	(3,584,614)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	-	-	-	-	-
Foreign Currency Translation Loss	-	(655,199)		(655,138)	(5,078)

Comprehensive Loss	$(50,580)	$(725,186)	$(153,934)	$(1,286,374)	$(3,589,692)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.08)

Weighted average number of shares outstanding during the period - basic and diluted	7,854,150	7,854,150	7,854,150	7,820,847

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through October 31, 2009
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Deficit During	Other Comprehensive
	Shares	Par	Shares	Par	Paid In Capital	Development Stage	Income (Loss)	Total Equity

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	-	-	-	-	67,500	-	-	67,500

Net Loss for the nine months
ended October 31, 2009	-	-	-		-	(153,934)		(153,934)

Other Comprehensive Income								-

Total Comprehensive Loss								(153,934)
Balance October 31, 2009	-	$-	7,854,150	$7,854	$1,656,896	$(3,584,614)	$(5,078)	$(1,924,942)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			February 2,
	For The Nine Months ended October 31,		2005 (inception) to
	2009	2008	October 31, 2009

Cash Flows From Operating Activities:
Net Loss	$(153,934)	$(631,236)	$(3,584,614)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	67,500	67,500	215,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	-	2,388
Depreciation	-	1,199	2,429
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	(475)	8,137	(475)
(Increase)/Decrease in Prepaid Expenses	(11,638)	2,726	(11,638)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	(21,575)	682,585	20,398
Increase/ (Decrease) in Accrued Interest	34,391	47,869	134,208
Increase in advances	-	84,949	-
Increase in Accrued Severance	-	312,889	1,442,317

Net Cash Provided by (Used In) Operating Activities	(85,731)	576,618	(1,629,387)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Cash overdraft	-	197	-
Proceeds from Note Payable	143,515	85,950	923,626
Repayment of Note Payable - related party	(77,462)	(265,474)	(594,966)
Proceeds from Note Payable - related party	20,010	230,044	594,966
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	86,063	50,717	1,640,326

Net Increase in Cash	332	627,335	6,122

Effect of Exchange Rate on Cash	-	(655,138)	(5,078)

Cash at Beginning of Period	712	27,884	-

Cash at End of Period	$1,044	$81	$1,044

Supplemental disclosure of cash flow information:

Cash paid for interest	$10,145	$516	$516

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock. ($3.00 per share)

The accompanying notes are an integral part of these condensed unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of OCTOBER 31, 2009

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

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB Accounting Standards Codification No. 605 - Revenue Recognition in Financial Statements. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Cash and Cash Equivalents, and Credit Risk:

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At October 31, 2009 and January 31, 2009 the Company had $0 in cash that was uninsured. In addition, at October 31, 2009 and January 31, 2009, the Company had total cash of $567 and $138, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and nine months ended October 31, 2009  and 2008 and the period February 2, 2005 (Inception) to October 31, 2009  amounted to $0, $0, $0, $0 and $156,562 respectively.

Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,584,614 from inception, a working capital deficiency of $1,925,417 and a stockholders’ deficiency of $1,924,942 as of October 31, 2009 and used cash in operations of $1,629,387 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Stock Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, loans and notes payable, and loans payable-related party approximate fair value due to the relatively short period to maturity for these instruments.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under FASB Accounting Standards Codification No. 260 - Earnings Per Share. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of October 31, 2009 and 2008 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

During the three and nine months ended October 31, 2008, and the period February 2, 2005 (Inception) to October 31, 2009 the Company recorded depreciation expense of  $399, $1,199 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388.

NOTE 3 – ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2009 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587. At this time the company has not answered such complaint and is currently considering its options.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. As of October 31, 2009 the former President and Chief Executive officer is owed a total of $1,205,587.

In December 2007 the Company terminated its Executive Vice-President. As of December 2008 the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

During the nine months ended October 31, 2009, the Company received $20,010 and repaid a total of $77,462 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum. (See Note 6).

As of October 31, 2009 and January 31, 2009 the related party officer and director is owed a total of $0 and  $57,452, respectively  and accrued interest of $1,012 and $8,086, respectively. The Company recorded interest expense during the three and nine months ended October 31, 2009 and 2008 of $381, $1,032, $3,452 and $7,308 respectively (See Note 6).

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

During the nine months ended October 31, 2009, the Company received $20,010 and repaid a total of $77,462 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of October 31, 2009 and January 31, 2009 the related party officer and director is owed a total of $0 and $57,452, respectively and accrued interest of $1,012 and $8,086, respectively. The Company recorded interest expense during the three and nine months ended October 31, 2009 and 2008 of $381, $1,032, $3,452 and $7,308 respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at October 31, 2009 and January 31, 2009  was $33.263 and $21,863, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same. A new note was entered into on August 31, 2009 with a new due date of August 30, 2010. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at October 31, 2009 and January 31, 2009 was $21,946 and $13,979, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 8, 2010. All other terms remained the same.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at October 31, 2009 and January 31, 2009 was $12,489 and $7,943. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. All other terms remained the same.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at October 31, 2009 and January 31, 2009 was $3,463 and $1,880, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at October 31, 2009 and January 31, 2009 was $7,709 and  $3,890, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at October 31, 2009 and January 31, 2009 was $1,251 and $603, respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at October 31, 2009 and January 31, 2009 was $3,614 and $1,698, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. Accrued interest at October 31, 2009 was $5,204.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $21,214).  The note will accrue interest at a rate of 20% per annum and is payable May 31, 2010. Accrued interest at October 31, 2009 was $1,813.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. Accrued interest at October 31, 2009 was $1,411.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is August 17, 2010. Accrued interest at October 31, 2009 was $429.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is September 15, 2010. Accrued interest at October 31, 2009 was $284.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $17,130).  The note will accrue interest at a rate of 20% per annum and is September 30, 2010. Accrued interest at October 31, 2009 was $282.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,007).  The note will accrue interest at a rate of 20% per annum and is October 21, 2010. Accrued interest at October 31, 2009 was $60.

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

During the nine months ended October 31, 2009, the Company recorded $67,500 as in-kind contribution of salary for services provided by its President.

NOTE 9 – SUBSEQUENT EVENTS

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010.

From November 1, 2009 to December 16, 2009, the Company paid $35,600 in excess of outstanding note payable balances to the related party officer and director.  The related party Director immediately repaid the over payment in full.

From November 1 2009 to December 16, 2009, the Company borrowed and repaid $3,800 pursuant to a  note payable to the related party officer and director.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 17, 2009, the date the financial statements were issued.

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

Capital Resources and Liquidity

We are currently financing operations primarily through funds raised in private placements August 30, 2006, November 30, 2006, and April 2007. In August 2006, we completed an offering in which we raised a total of $6,700.  In November 2006, we completed an offering in which we raised a total of $275,000. In April 2007, we raised $435,000.  As of October 31, 2009, we had cash of $1,044.

During the year ended January 31, 2009 we borrowed $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

As of October 31, 2009 and January 31, 2009 the related party officer and director is owed a total of $0 and $57,452, respectively and accrued interest of $1,012 and $8,086, respectively. The Company recorded interest expense during the three months ended October 31, 2009 and 2008 of $381 and $1,032 and the nine months ended October 31, 2009 and 2008 of $3,452 and $7,308, respectively.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $21,214).  The note will accrue interest at a rate of 20% per annum and is payable May 31, 2010. Accrued interest at October 31, 2009 was $744.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. Accrued interest at October 31, 2009 was $356.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is August 17, 2010. Accrued interest at October 31, 2009 was $429.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is September 15, 2010. Accrued interest at October 31, 2009 was $284.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $17,130).  The note will accrue interest at a rate of 20% per annum and is September 30, 2010. Accrued interest at October 31, 2009 was $282.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,007).  The note will accrue interest at a rate of 20% per annum and is October 21, 2010. Accrued interest at October 31, 2009 was $60.

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

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a net loss of $3,584,614 from inception, a working capital deficiency of $1,925,417 and a stockholders’ deficiency of $1,924,942 as of October 31, 2009 and used cash in operations of $1,629,387 from inception. These factors raise substantial doubt about our ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that we will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operation

We did not have any operating income from inception through October 31, 2009. For the three months ended October 31, 2009, we recognized a net loss of $50,580 and for the period from inception through October 31, 2009, we recognized a net loss of $3,584,614.  Expenses for the period were comprised of costs of professional fees of $8,355, compensation expense of $22,500, and general and administrative expenses of $1,713.  For the three months ended October 31, 2008, we recognized a net loss of $69,987. Expenses for the period were comprised of costs of professional fees of $12,884, consulting fees of $15,000, compensation of $22,500, and general and administrative expenses of $6,882.  The decrease in net loss during the three months ended October 31, 2009 was due to the payment of consulting fees during the three months ended October 31, 2008 which did not need to be paid during the fiscal year ended October 31, 2009.

For the nine months ended October 31, 2009, we recognized a net loss of $153,934. Expenses for the period were comprised of costs of professional fees of $32,076, compensation of $67,500, and general and administrative expenses of $5,821.   For the nine months ended October 31, 2008, we recognized a net loss of $631,236. Expenses for the period were comprised of costs of professional fees of $61,391, consulting fees of $45,000, compensation of $67,500, severance expense of $322,889 and general and administrative expenses of $84,677.  The decrease in net loss during the nine months ended October 31, 2009 was due to the severance expense paid to our former President during the nine months ended October 31, 2008.

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

During the nine months ended October 31, 2009, the Company received $20,010 and repaid a total of $77,462 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

SUBSEQUENT EVENTS

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010.

From November 1, 2009 to December 16, 2009, the Company paid $35,600 in excess of outstanding note payable balances to the related party officer and director.  The related party Director immediately repaid the over payment in full.

From November 1 2009 to December 16, 2009, the Company borrowed and repaid $3,800 pursuant to a  note payable to the related party officer and director.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 17, 2009, the date the financial statements were issued.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 – Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 810 – Consolidation. FASB ASC No. 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 810 will have on its financial statements.

In June 2009, the FASB issued Financial Accounting Standards Codification No. 105-GAAP.   The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FASB ASC No. 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in FASB ASC No. 105. All other accounting literature not included in the Codification is nonauthoritative. The Adoption of FASB ASC No. 105 did not have an impact on our financial statements.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

On or about May 15, 2007, we entered into an employment agreement whereby David Nakajima would act as President and Chief Marketing Officer of Aspire. On or about January 4, 2008, the parties entered into a Separation Agreement and General Release, which sought to terminate the employment relationship between the parties. By the terms of the Separation Agreement, Aspire agreed to pay Mr. Nakajima the amount of $230,000 in lieu of severance payments under the terms of the Employment Agreement, which amount was to be paid at the rate of $30,000 per month on the last day of each month commencing January 2008, with a final payment of $50,000 to be made on October 31, 2008.  Mr. Nakajima received payment of $20,000 on January 31, 2008, and an additional payment of $10,000 on or before February 15, 2008. Since that date no additional payments have been made.

In March 2009 we were served with a lawsuit by Mr.  Nakajima based on the above.  At this time we have not answered such complaint and we currently considering our options with regard to this claim.

Mr. Nakajima is suing the company for the basic value of $1.2 million plus unknown compound interest and as of October 31, 2009, we have accrued over $1,200,000 for this lawsuit.

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

ASPIRE JAPAN, INC.

Date: December 21, 2009	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer