Form 10-K/A
period 2009-01-31
ASPIRE JAPAN, INC.
filed 2010-04-05
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

AMENDMENT NO. 1 TO FORM 10-K

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

On November 27, 2008 we notified Eiwa that were were unilaterally nceling the agreement. We have not made any payments and we are in default under the payment terms of the agreement.  If Eiwa does not agree to cancel the agreement, we might be required to make the payments as per the agreement.  We have not been made aware of whether Eiwa is pursuing any remedies associated with the cancellation.  It is very possible that we will incur a material liability with this cancelled agreement.

The reason no liability has been recorded for the cancelled purchase agreement with Eiwa is because we have not recorded any amounts due under the intangible purchase agreement as no property has been received – we do not receive the IP until all payments have been made. Since no payments have been made and no property has been received, this is disclosed as a commitment only.

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

As of October 31 2008  we have received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008 we received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2009 we have recorded a gain in liquidated damages of $84,949.

SUBSEQUENT EVENTS

 On April 30, 2009 we entered into a twelve month unsecured note payable for 5,000,000 JPY (approximately $52,000).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010.

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

On November 27, 2008 the Company notified Eiwa that it was canceling the agreement. The Company has not made any payments and is in default under the payment terms of the agreement.  If Eiwa does not agree to cancel the agreement, we might be required to make the payments as per the agreement.  The Company has not been made aware of whether Eiwa is pursuing any remedies associated with the cancellation.

The reason no liability has been recorded for the cancelled purchase agreement with Eiwa is because the Company has not recorded any amounts due under the intangible purchase agreement as no property has been received – the Company does not receive the IP until all payments have been made. Since no payments have been made and no property has been received, this is disclosed as a commitment only.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures  were not  effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed with the 10KSB on May 15, 2008 as an exhibit.

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

* Filed with the Form 10-KSB on May 15, 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 5, 2010

ASPIRE JAPAN, INC.
By:	/s/ Ken Osako
Ken Osako President, Chief Executive Officer, Chief Financial Officer , Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ken Osako	President, Chief Executive Officer,	April 5, 2010
Ken Osako	Chief Financial Officer , Principal Accounting Officer