Form 10-K
period 2010-01-31
ASPIRE JAPAN, INC.
filed 2010-05-14
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on July 31, 2009 based on a closing price of $6.25 was approximately $7,776,938.

As of May 12, 2010, the registrant had 7,854,150 shares of common stock issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Corporate History

Aspire Japan, Inc.was incorporated on February 2, 2005 in the State of Delaware. In September 2006, we became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer in the form of mail-order business. In August 2008, after accumulating over $2 million, we decided to abandon the mail-order business and entered into the Intellectual Property Rights Trading Business which we have been unsuccessful in to date.  However we still intend to generate revenue and profits with the Intellectual Property Rights Trading Business. We have  not had any significant operations or activities from inception; accordingly, we are to be in the development stage. Ken Osako is our Chairman of the Board and Chief Financial Officer, as well as our controlling stockholder. Our main office is located at 5757 W. Century Blvd., Suite 700, Los Angeles, CA 90045 and the telephone number is (310) 348-7255.

Products and Services

Our principal business activity will be the buying and selling of intellectual property rights. Intellectual property rights are tradable, identifiable, and legally protected assets. Common forms of intellectual property rights include patents, copyrights, trademarks, trade secrets, know-how, and franchises.

In the business of brokering the purchase and sale of intellectual property rights, the valuation of such rights is a challenging but important part of the process. We will rely on third party professionals to value the intellectual property rights. We do not have contracts with specific vendors or partners to conduct valuation service for the intellectual property rights.

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

Revenue Streams

We intend to generate revenues from brokering the purchase and sale of intellectual property rights, and collecting the mark-up on such transactions.

Marketing

We plan to position ourselves as a value added bridge for sellers and buyers of intellectual property rights. We intend to create an extensive proprietary database of buyer and seller information through the use of the internet and various small business networks throughout the world. We are working to build a database and network to market our services and our business.

Competition

The Intellectual Property Rights trading businesses are highly competitive. Our competitors include, but not limited to, the some government agencies, law firms specialized in intellectual properties, and intellectual property trading companies. Most of our competitors have much greater financial, marketing, and human resources than we have.

Online marketing activity is rapidly evolving and intensely competitive. Many competitors in this area have greater financial, technical and marketing resources than the Company. Database management, logistics and database management technologies may increase the competitive pressures on online business marketers, including the Company.

Employees

We currently have no employees other than Ken Osako who is our sole officer and director.

ITEM 1A.       RISK FACTORS.

Not required for smaller reporting companies.

ITEM 2.         DESCRIPTION OF PROPERTY.

We presently maintain our principal offices at an executive office located 5757 W. Century Blvd., Suite 700, Los Angeles, CA 90045 and the telephone number is (310) 348-7255. We do not own real estate.

ITEM 3.         LEGAL PROCEEDINGS.

In January 2008 we entered into a separation agreement with our former President and Chief Executive Officer pursuant to whichee  agreed to pay him a total of $230,000. The payment terms were as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2010 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against us and our current President and Chief Executive Officer claiming total damages of $1,205,587.   On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,049,719 which includes the money award amount, prejudgment interest of 9%, post judgment interest of 9% through January 31, 2010, attorney fees, and other costs and disbursements. The judgment accrues interest at a rate of 9% per annum. As of January 31, 2010 the former President and Chief Executive officer is owed a total of $1,049,719.

In December 2007 we terminated our Executive Vice-President. As of January 31, 2010 we have not entered into any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “ASJP” since November 19, 2007.

The following table sets forth the high and low trade information for our common stock for each quarter since the quarter ending January 31, 2009. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price
January 31, 2009	$6.25	$6.25
April 30, 2009	$6.25	$6.25
July 31, 2009	$6.25	$6.25
October 31, 2009	$6.25	$6.25
January 31, 2010	$6.25	$8.50

Holders

As of May 12, 2010 in accordance with our transfer agent records, we had approximately 50 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

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

Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. We intend on financing operations primarily through funds raised in private placements. There can be no assurance that we will able to obtain additional funding when and if needed or that such funding, if available, can be obtained on terms acceptable to us.

Capital Resources and Liquidity

On July 11, 2007, we entered into a twelve month unsecured note payable for $200,000.  The note accrued interest at a rate of 18%, with principle and interest due and payable on July 10, 2008. Accrued interest at January 31, 2008 was $20,148. On March 18, 2008 we converted the principle and accrued interest of $24,784 into 74,928 common shares of our common stock at a conversion price of $3.00.

On August 28, 2007, we entered into a twelve month unsecured note payable for $85,419.  The note accrues interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2010 and 2009 was $37,328 and $21,863, respectively.   A new note was entered into on August 31, 2008 with a new due date of August 30, 2009. All other terms remained the same. A new note was entered into on October 9, 2009 with a new due date of October 8, 2010. All other terms remained the same.

 On October 10, 2007, we entered into a twelve month unsecured note payable for $59,177.  The note accrues interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at January 31, 2010 and 2009 was $24,631 and $13,979, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 8, 2010. All other terms remained the same.

 On October 12, 2007, we entered into a twelve month unsecured note payable for $33,767.  The note accrued interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2010 and 2009 was $14,021 and $7,943. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. All other terms remained the same.

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

On January 31, 2008, we entered into a twelve month unsecured note payable for $36,284. The note accrued interest at a rate of 18%, with principle and interest due and payable on January 31, 2010. Accrued interest at January 31, 2008 was $0. On March 18, 2008 we converted the principle and accrued interest of $841  into 12,375 common shares of our common stock at a conversion price of $3.00.

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

On March 13, 2008 we entered into a twelve month unsecured note payable for $19,472. The note accrues interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 we converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of our common stock at a conversion price of $3.00.  Accrued interest at January 31, 2010 and 2009 was $3,997 and $1,880 respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009 it was further extended to October 8, 2010.

On April 28, 2008 we entered into a twelve month unsecured note payable for $28,371. The note accrues interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at January 31, 2010 and 2009 was $ 8,996 and $3,890, respectively. On April 28, 2009, this note was extended to April 28, 2010 and on October 9, 2009 it was further extended to October 8, 2010.

On May 22, 2008 we entered into a twelve month unsecured note payable for $4,814. The note accrues interest at a rate of 18% per annum and is payable May21, 2009. Accrued interest at January 31, 2010 and 2009 was $1,470 and $603, respectively. On May 22, 2009, the note was extended to May 22, 2010 and on October 9, 2009 it was further extended to October 8, 2010.

On June 3, 2008 we entered into a twelve month unsecured note payable for $14,229.The note accrues interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at January 31, 2010 and 2009 was $4,259 and $1,698, respectively. On May 22, 2009, the note was extended to may 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

During the year ended January 31, 2009 we borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

On April 30, 2009, we entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 we repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at January 31, 2010 was $454.

On May 28, 2009, we entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 we repaid accrued interest of $2,351. Accrued interest at January 31, 2010 was $441.

On June 30, 2009, we entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 we repaid accrued interest of $2,008. Accrued interest at January 31, 2010 was $447.

On August 18, 2009, we entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is August 17, 2010. On December 22, 2009 we repaid accrued interest of $730.  Accrued interest at January 31, 2010 was $226.

On September 15, 2009, we entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is September 15, 2010. On December 22, 2009 we repaid accrued interest of $592. Accrued interest at January 31, 2010 was $236.

On October 1, 2009, we entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 we repaid accrued interest of $751. Accrued interest at January 31, 2010 was $357.

On October 22, 2009, we entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is October 21, 2010. On December 22, 2009 we repaid accrued interest of $368. Accrued interest at January 31, 2010 was $235.

On November 10, 2009, we entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 we repaid accrued interest of $51. Accrued interest at January 31, 2010 was $48.

On November 20, 2009 we entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 we repaid accrued interest of $59. Accrued interest at January 31, 2010 was $72.

On November 27, 2009 we entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 we repaid accrued interest of $205. Accrued interest at January 31, 2010 was $320.

During the year ended January 31, 2010, we received $111,897 and repaid a total of $148,256 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of January 31, 2010 and 2009 the related party officer and director is owed a total of $21,093 and  $57,452, respectively and accrued interest of $9,167 and $8,086, respectively. We recorded interest expense during year ended January 31, 2010 and 2009 of $2,802 and $7,557 respectively.

As of January 31, 2010, we had cash of $388.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. We plan to raise additional capital to be used for operating capital. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in 2010.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,803,782, a stockholders’ deficiency of $1,803,307 and have a negative cash flow from operations of $1,640,289 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

We did not have any operating income from inception through January 31, 2010. For the year ended January 31, 2010, we recognized a net loss of $54,799 and for the period from inception through January 31, 2010, we recognized a net loss of $3,485,479.  Expenses for the period were comprised of costs of professional fees of $42,266, consulting fees of $10,000, compensation expense of $90,000, severance expense of ($155,868) and general and administrative expenses of $11,977. The credit for severance expense was the result of us accruing more severance than was awarded by the court, therefore the difference was recorded as an adjustment to the severance expense.

For the year ended January 31, 2009, we recognized a net loss of $1,282,167.  Expenses for the period were comprised of costs of professional fees of $66,914, consulting fees of $55,000, compensation of $90,000, severance expense of $1,005,587 and general and administrative expenses of $88,935.

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

On November 27, 2008, we notified Eiwa that we were unilaterally canceling the agreement. We have not made any payments and we are in default under the payment terms of the agreement.  If Eiwa does not agree to cancel the agreement, we might be required to make the payments as per the agreement.  To date, we have not been made aware of whether Eiwa is pursuing any remedies associated with the cancellation.  It is very possible that we will incur a material liability as a result of this cancelled agreement if Eiwa pursues any legal remedies.

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of April 21, 2010, we have not made any royalty payments.

As of October 31, 2008, we have received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2009, we have recorded a gain in liquidated damages of $84,949.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Aspire Japan, Inc.

We have audited the accompanying balance sheets of Aspire Japan, Inc. “the Company” (a development stage company) as of January 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended and the period February 2, 2005 (inception) to January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aspire Japan, Inc. (a development stage company) as of January 31, 2010 and 2009 and the results of its operations and its cash flows for the two years then ended and the period February 2, 2005 (inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss from inception of $3,485,479, a working capital deficiency of $1,803,782, a stockholders’ deficit of $1,803,307 and used cash in operations of $1,640,289 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 21, 2010

Aspire Japan, Inc.
(A Development Stage Company)
BALANCE SHEETS

	January 31,	January 31,
	2010	2009

ASSETS

CURRENT ASSETS

Cash	$388	$712
Prepaid expense	545	-

TOTAL CURRENT ASSETS	933	712

OTHER ASSETS

Deposits	475	-

TOTAL ASSETS	$1,408	$712

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,353	$41,973
Accrued interest	97,447	51,854
Accrued interest - related party	9,167	8,086
Judgment payable	1,049,719	1,205,587
Severance payable	236,730	236,730
Notes payable	370,206	197,403
Loans payable -related party	21,093	57,452

TOTAL CURRENT LIABILITIES	1,804,715	1,799,085

LONG TERM LIABILITIES
Notes payable	-	40,135

TOTAL LIABILITIES	1,804,715	1,839,220

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,679,396	1,589,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,485,479)	(3,430,680)

Total Stockholders' Deficit	(1,803,307)	(1,838,508)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,408	$712

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period
			February 2, 2005
	For the Year Ended January 31,		(inception) to January 31,
	2010	2009	2010

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	42,266	66,914	373,317
Marketing Expenses	-	-	156,562
Consulting Fees	10,000	55,000	216,510
Compensation Expense	90,000	90,000	461,031
Severance Expense	(155,868)	1,005,587	1,316,449
General and administrative	11,977	88,935	889,322

Total Operating Expenses / (Income)	(1,625)	1,306,436	3,413,191

Income / (Loss) from Operations	1,625	(1,306,436)	(3,413,191)

Interest Income	1	12	2,631
Foreign Currency Transaction Loss	(4,316)	(713)	(6,859)
Gain on liquidated damages	-	84,949	84,949
Interest Expense	(52,109)	(59,979)	(153,009)

Total Other Income/(Expense)	(56,424)	24,269	(72,288)

Provision for Income Taxes	-	-	-

Net Loss	(54,799)	(1,282,167)	(3,485,479)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	-	61	61
Foreign Currency Translation Loss	-	-	(5,139)

Comprehensive Loss	$(54,799)	$(1,282,106)	$(3,490,557)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.16)

Weighted average number of shares outstanding	7,854,150	7,829,682
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through January 31, 2010

					Additional	Accumulated Deficit During	Other	Total
	Preferred Stock		Common Stock		Paid In	Development	Comprehensive	Equity /
	Shares	Par	Shares	Par	Capital	Stage	Income (Loss)	(Deficit)

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private
placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00
per share from private
placement	-	-	275,000	275	274,725	-	-	275,000

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private
placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private
placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private
placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private
placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private
placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private
placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive
Income / (loss)	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Conversion on notes payable
and accrued interest to
common stock at $3.00
per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Net Loss for the year ended
January 31, 2010	-	-	-		-	(54,799)		(54,799)

Other Comprehensive Income								-

Total Comprehensive Loss								(54,799)
Balance January 31, 2010	-	$-	7,854,150	$7,854	$1,679,396	$(3,485,479)	$(5,078)	$(1,803,307)

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			February 2, 2005
	For The Year Ended January 31,		(inception) to January 31,
	2010	2009	2010

Cash Flows From Operating Activities:
Net Loss	$(54,799)	$(1,282,167)	$(3,485,479)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	90,000	90,000	238,000
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	2,388	2,388
Depreciation	-	1,598	2,429
Changes in operating assets and liabilities:
(Increase)/Decrease in Deposits	(475)	8,137	(475)
(Increase)/Decrease in Prepaid Expenses	(545)	2,726	(545)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	(21,629)	23,787	20,353
Increase/ (Decrease) in Accrued Interest	45,593	58,896	137,324
Increase/ (Decrease) in accrued interest - related party	1,090	-	9,167
Increase / (Decrease) in Accrued judgement	(155,868)	995,587	1,049,719
Increase in accrued severance	-	-	236,730

Net Cash Used In Operating Activities	(96,633)	(99,048)	(1,640,289)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	163,064	85,950	943,175
Repayment of Note Payable	(30,396)		(30,396)
Repayment of Note Payable - related party	(148,256)	(277,974)	(665,760)
Proceeds from Note Payable - related party	111,897	263,839	686,853
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	96,309	71,815	1,650,572

Net Increase/ (Decrease) in Cash	(324)	(27,233)	5,466

Effect of Exchange Rate on Cash	-	61	(5,078)

Cash at Beginning of Period	712	27,884	-

Cash at End of Period	$388	$712	$388

Supplemental disclosure of cash flow information:

Cash paid for interest	$5,435	$-	$5,951

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock. ($3.00 per share)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

ASPIRE JAPAN, INC. (f/k/a Dream Media, Inc.) (“the Company”) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer in the form of mail-order business. In August 2008, after accumulating over $2 million, the Company decided to abandon the mail-order business. Then, the Company entered into the Intellectual Property Rights Trading Business. In August 2008, the Company was unsuccessful in a business transaction for the Intellectual Property Rights Trading.  The Company still intends to generate revenue and profits with the Intellectual Property Rights Trading Business at this point. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At January  31, 2010 and January 31, 2009 the Company had $0 in cash that was uninsured. In addition, at January 31, 2010 and 2009, the Company had total cash of $0 and $138, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended  January  31, 2010  and 2009 and the period February 2, 2005 (Inception) to January 31, 2010  amounted to $0, $0, and $156,562 respectively.

Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,485,479 from inception, a working capital deficiency of $1,803,782 and a stockholders’ deficit of $1,803,307 as of January 31, 2010 and used cash in operations of $1,640,289 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under FASB Accounting Standards Codification No. 260 - Earnings Per Share. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of January 31, 2010 and 2009 there were no common share equivalents outstanding.

Income Taxes

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	2010	2009

Expected income tax recovery (expense) at the statutory	$(18,632)	$(2,290,705)
rate of 34%
Tax effect of expenses that are not deductible for income tax	(22,395)	2,227,431
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance	41,027	63,274
Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2010	2009
Deferred income tax asset:
Net operating loss carryforwards	$(760,139)	$(772,107)
Valuation allowance	760,139	772,107
Deferred income taxes	$-	$-

As of January 31, 2010, the Company has a net operating loss carryforward of approximately $2,391,571 available to offset future taxable income through 2030. The valuation allowance at January 31, 2010 was $760,139. The net change in the valuation allowance for the year ended January 31, 2010 was a decrease of $11,968.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

NOTE 2 - PROPERTY AND EQUIPMENT

During the years ended January 31, 2010 and 2009, and the period February 2, 2005 (Inception) to January 31, 2010 the Company recorded depreciation expense of  $0, $1,598 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388. The Company has not purchased any new property or equipment through January 31, 2010.

NOTE 3 – JUDGEMENT PAYABLE / ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2010 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,049,719 which includes the money award amount, prejudgement interest of 9%, post judgement interest of 9% through January 31, 2010, attorney fees, and other costs and disbursements.. The Judgment accrues interest at a rate of 9% per anuum. As of January 31, 2010 the former President and Chief Executive officer is owed a total of $1,049,719.

In December 2007 the Company terminated its Executive Vice-President. As of January 31,2010 the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount was due in July 2007 and bears interest of 6% per annum. During the year ended January 31, 2008, the Company received $5,835 from a related party officer and director.  The amount was due on demand and bears interest of 6% per annum. During the year ended January 31, 2008, the Company repaid $105,326 of the note payable to the related party officer and director.   During the year ended January 31, 2007, the Company received a loan of $203,602 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and was payable anytime before March 24, 2008. During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director.  During the year ended January 31, 2009 the Company borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director. (See Note 6).

During the year ended January 31, 2010, the Company received $111,897 and repaid a total of $148,256 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum. (See Note 6).

As of January 31, 2010 and  2009 the related party officer and director is owed a total of $21,093 and  $57,452, respectively  and accrued interest of $9,167 and $8,086, respectively. The Company recorded interest expense during year ended January 31, 2010 and 2009 of $2,802 and $7,557 respectively (See Note 6).

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

On November 27, 2008, we notified Eiwa that we were unilaterally canceling the agreement. We have not made any payments and we are in default under the payment terms of the agreement.  If Eiwa does not agree to cancel the agreement, we might be required to make the payments as per the agreement.  To date, are not aware of Eiwa pursuing any remedies associated with the cancellation.  It is very possible that we will incur a material liability as a result of this cancelled agreement if Eiwa pursues legal remedies.

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of April 21, 2010, we have not made any royalty payments.

As of October 31, 2008, we received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2009, we have recorded a gain in liquidated damages of $84,949.

NOTE 6 – NOTES AND LOANS PAYABLE -RELATED PARTY

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount was due in July 2007 and bears interest of 6% per annum. During the year ended January 31, 2008, the Company received $5,835 from a related party officer and director.  The amount was due on demand and bears interest of 6% per annum. During the year ended January 31, 2008, the Company repaid $105,326 of the note payable to the related party officer and director.

During the year ended January 31, 2007, the Company received a loan of $203,602 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and was payable anytime before March 24, 2008.During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director.

During the year ended January 31, 2009 the Company borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

During the year ended January 31, 2010, the Company received $111,897 and repaid a total of $148,256 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of  January 31, 2010 and  2009 the related party officer and director is owed a total of $21,093 and  $57,452, respectively  and accrued interest of $9,167 and $8,086, respectively. The Company recorded interest expense during year ended January 31, 2010 and 2009 of $2,802 and $7,557 respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2010 and 2009   was $37,328 and $21,863, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same. A new note was entered into on August 31, 2009 with a new due date of August 30, 2010. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at  January 31, 2010 and 2009 was $24,631 and $13,979, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 8, 2010. All other terms remained the same.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2010 and 2009 was $14,021 and $7,943. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. All other terms remained the same.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at January 31, 2010 and 2009 was $3,997 and $1,880, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at January 31, 2010 and 2009 was $8,996 and  $3,890, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at January 31, 2010 and 2009 was $1,470 and $603, respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at January 31, 2010 and 2009 was $4,259 and $1,698, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at January 31, 2010 was $454.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at January 31, 2010 was $441.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at January 31, 2010 was $447.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at January 31, 2010 was $226.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at January 31, 2010 was $236.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at January 31,  2010 was $357.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at January 31, 2010 was $235.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at January 31, 2010 was $48.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at January 31, 2010 was $72.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at January 31, 2010 was $320.

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

During April 2007, the Company issued 100,000 shares of common stock valued at a recent cash offering price of $100,000 or $1.00 per share to a consultant for providing strategic planning services.  The Company has amortized the value of the shares over the contract period of six months.

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

During the year ended January 31, 2010, the Company recorded $90,000 as in-kind contribution of salary for services provided by its President.

NOTE 9 – SUBSEQUENT EVENTS

As of April 21, 2010, the Related Party, Officer and Director has entered into additional notes payable totaling $11,556 and has received repayments of $8,500 from the Company.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2010, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

We made the following changes in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended January 31, 2010 that materially affected our internal control over financial reporting.

 We developed a plan to ensure that all information was recorded, processed, summarized and reported accurately and we will continue to educate our management personnel to comply with the disclosure requirements and financial reporting controls necessary and we will increase management oversight of accounting and reporting functions in the future.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer and director as of May 12, 2010 is as follows:

NAME	AGE	POSITION
Ken Osako	38	President, Chief Executive Officer, Chief Financial Officer

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

KEN OSAKO is our President, Chief Executive Officer and Chief Financial Officer as well as Chairman of our Board of Directors. Mr. Osako is 38 years old. From 2004 to the 2007 Mr. Osako served as the CEO of Strategic Capital Consultants, Inc. From 2000 to 2003 Mr. Osako served as the President of High Speed Cash, Inc. Mr. Osako served as the CFO for Wheels America Advertising, Inc. from 1998 to 2000. From 1996 to 1997 he served as the President of Conversion Specialist. From 1995 to 1996 he served as the CFO of Morrison Distributors, Inc. Mr. Osako graduated from Oglethorpe University in Atlanta, GA with a Bachelors of Science degree.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal year ended January 31, 2010, we did not compensate our sole director for his services.

Legal Proceedings

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2010.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an Exhibit to the 10KSB on May 15, 2008.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended January 31, 2010, and 2009 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Osako,	2010	$0	0	0	$0	0	$0	0	$0
President, Chief Executive	2009	$0	0	0	$0	0	$0	0	$0
Officer and Director

Employment Agreements

We do not have an employment or consultant agreement with Mr. Kenji Osako, our Chief Executive Officer, President, and Chairman of the Board of Directors. Mr. Osako has not received or accrued any compensation to date and has no written contract or any commitment to receive annual compensation and has agreed to forego any salary until such time as the Company has sufficient revenues therefore and/or receives sufficient outside financing.

Outstanding Equity Awards

None

Long-Term Incentive Plan (“LTIP”)

There were no awards made to our sole officer in the last completed fiscal year under any LTIP.

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

During the year ended January 31, 2010, the Company recorded $90,000 as in-kind contribution of salary for services provided by its President.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 12, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Ken Osako	6,610,000	84.16%

Common Stock	All executive officers and directors as a group	6,610,000	84.16%

(1)The percent of class is based on 7,854,150 shares of our common stock issued and outstanding as of May 12, 2010.

 Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ending January 31, 2007, the Company received $101,680 from a related party officer and director.  The amount was due in July 2007 and bears interest of 6% per annum. During the year ended January 31, 2008, the Company received $5,835 from a related party officer and director.  The amount was due on demand and bears interest of 6% per annum. During the year ended January 31, 2008, the Company repaid $105,326 of the note payable to the related party officer and director.   During the year ended January 31, 2007, the Company received a loan of $203,602 from a related party officer and director.  This amount bears interest at a rate of 10% per annum and was payable anytime before March 24, 2008. During the year ended January 31, 2008, the Company repaid $134,204 of the note payable to the related party officer and director.  During the year ended January 31, 2009 the Company borrowed an additional $263,839 and repaid a total of $277,974 of notes payable to the related party officer and director.

During the year ended January 31, 2010, the Company received $111,897 and repaid a total of $148,256 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of January 31, 2010 and 2009 the related party officer and director is owed a total of $21,093 and  $57,452, respectively  and accrued interest of $9,167 and $8,086, respectively. The Company recorded interest expense during year ended January 31, 2010 and 2009 of $2,802 and $7,557 respectively.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

 For the Company’s fiscal years ended January 31, 2010 and 2009, we were billed approximately $19,700 and $22,565, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended January 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2010 and 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement shall be:

(a)	approved by our audit committee; or

(b)
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

Our board of directors pre-approved 100% of the above fees and services.

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

Dated: May 12, 2010

ASPIRE JAPAN, INC.
By:	/s/ Ken Osako
Ken Osako President, Chief Executive Officer, Chief Financial Officer , Principal Accounting Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Name	Title	Date

/s/ Ken Osako	President, Chief Executive Officer,	May 12, 2010
Ken Osako	Chief Financial Officer , Principal Accounting Officer