Form 10-Q
period 2010-04-30
ASPIRE JAPAN, INC.
filed 2010-06-10
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of June 9, 2010:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

April 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

SIGNATURE

Item 1. Financial Information

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	April 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$2,011	$388
Prepaid expense	197	545

TOTAL CURRENT ASSETS	2,208	933

OTHER ASSETS

Deposits	475	475

TOTAL ASSETS	$2,683	$1,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$27,633	$20,353
Accrued interest	114,340	97,447
Accrued interest - related party	9,890	9,167
Judgement payable	1,070,034	1,049,719
Severance payable	236,730	236,730
Notes payable	370,206	370,206
Loans payable -related party	30,183	21,093

TOTAL CURRENT LIABILITIES	1,859,016	1,804,715

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,701,896	1,679,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,561,005)	(3,485,479)

Total Stockholders' Deficit	(1,856,333)	(1,803,307)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,683	$1,408

The accompanying notes are an integral part of these unaudited condensed financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			For the period
			February 2, 2005
	For the Three Months Ended April 30,		(inception) to
	2010	2009	April 30, 2010

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	11,521	126	384,838
Marketing Expenses	-	-	156,562
Consulting Fees	-	-	216,510
Compensation Expense	22,500	22,500	483,531
Severance Expense	20,315	-	1,336,764
General and administrative	3,457	995	892,779

Total Operating Expenses / (Income)	57,793	23,621	3,470,984

Income / (Loss) from Operations	(57,793)	(23,621)	(3,470,984)

Interest Income	-	-	2,631
Foreign Currency Transaction Loss	(117)	(2)	(6,976)
Gain on liquidated damages	-	-	84,949
Interest Expense	(17,616)	(12,231)	(170,625)

Total Other Income/(Expense)	(17,733)	(12,233)	(90,021)

Provision for Income Taxes	-	-	-

Net Loss	(75,526)	(35,854)	(3,561,005)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	-	-	61
Foreign Currency Translation Loss	-	-	(5,139)

Comprehensive Loss	$(75,526)	$(35,854)	$(3,566,083)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding	7,854,150	7,854,150
during the period - basic and diluted

The accompanying notes are an integral part of these unaudited condensed financial statements.

	Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through April 30, 2010
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Deficit During	Other	Total
	Shares	Par	Shares	Par	Paid In Capital	Development Stage	Comprehensive Income (Loss)	Equity / (Deficit)

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income / (loss)	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Net Loss for the year ended
January 31, 2010	-	-	-		-	(54,799)		(54,799)

Other Comprehensive Income								-

Total Comprehensive Loss								(54,799)
Balance January 31, 2010	-	$-	7,854,150	$7,854	$1,679,396	$(3,485,479)	$(5,078)	$(1,803,307)

In Kind contribution	-	-	-	-	22,500	-	-	22,500

Net Loss for the quarter ended
April 30, 2010	-	-	-		-	(75,526)		(75,526)

Other Comprehensive Income								-

Total Comprehensive Loss								(75,526)
Balance April 30, 2010	-	$-	7,854,150	$7,854	$1,701,896	$(3,561,005)	$(5,078)	$(1,856,333)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			February 2, 2005
	For The Three Montrhs Ended April 30,		(inception) to
	2010	2009	April 30, 2010

Cash Flows From Operating Activities:
Net Loss	$(75,526)	$(35,854)	$(3,561,005)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	22,500	22,500	260,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	-	2,388
Depreciation	-	-	2,429
Changes in operating assets and liabilities:
Increase in Deposits	-	(475)	(475)
(Increase)/Decrease in Prepaid Expenses	348	(3,647)	(197)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	7,280	(10,264)	27,633
Increase in Accrued Interest	16,893	12,232	154,217
Increase in accrued interest - related party	723	-	9,890
Increase in Accrued judgement	20,315	-	1,070,034
Increase in accrued severance	-	-	236,730

Net Cash (Used In) Operating Activities	(7,467)	(15,508)	(1,647,756)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	-	51,623	943,175
Repayment of Note Payable	-		(30,396)
Repayment of Note Payable - related party	(8,500)	-	(672,260)
Proceeds from Note Payable - related party	17,590	15,010	702,443
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	9,090	66,633	1,659,662

Net Increase in Cash	1,623	51,125	7,089

Effect of Exchange Rate on Cash	-	-	(5,078)

Cash at Beginning of Period	388	712	-

Cash at End of Period	$2,011	$51,837	$2,011

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-	$5,951

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of April 30, 2010
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

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2010 are not necessarily indicative of results that may be expected for the year ending January  31, 2011. The condensed financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At April 30, 2010 and January 31, 2010 the Company had $0 in cash that was uninsured. In addition, at April 30, 2010 and January 31, 2010, the Company had total cash of $117 and $138, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of property and equipment.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three month ended April 30, 2010 and 2009  and the period February 2, 2005 (Inception) to April 30, 2010  amounted to $0, $0, and $156,562 respectively.

Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,561,005 from inception, a working capital deficiency of $1,856,808 and a stockholders’ deficit of $1,856,333 as of April 30, 2010 and used cash in operations of $1,647,756 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Stock Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments including prepaid expenses, accounts payable, accrued expenses, loans and notes payable, and loans payable-related party and they approximate fair value due to the relatively short period to maturity for these instruments.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under FASB Accounting Standards Codification No. 260 - Earnings Per Share. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of April 30, 2010 and 2009 there were no common share equivalents outstanding.

Recent Accounting Pronouncements

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

NOTE 2 - PROPERTY AND EQUIPMENT

During the three months ended April 30, 2010 and 2009, and the period February 2, 2005 (Inception) to April 30, 2010 the Company recorded depreciation expense of  $0, $0 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388. The Company has not purchased any new property or equipment through April 30, 2010.

NOTE 3 – JUDGEMENT PAYABLE / ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of April 30, 2010 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,049,719 which includes the money award amount, prejudgement interest of 9%, post judgement interest of 9% through April 30, 2010, attorney fees, and other costs and disbursements. The Judgment accrues interest at a rate of 9% per anuum. As of April 30, 2010 the former President and Chief Executive officer is owed a total of $1,070,034.

In December 2007 the Company terminated its Executive Vice-President. As of April 30, 2010  the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

As of April 30, 2010 and January 31, 2010 the related party officer and director is owed a total of $30,183 and  $21,093, respectively  and accrued interest of $693 and $9,167, respectively. The Company recorded interest expense during the three months ended April 30, 2010 and 2009 of $693 and $1,806 respectively (See Note 6).

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

On November 27, 2008, we notified Eiwa that we were unilaterally canceling the agreement. We have not made any payments and we are in default under the payment terms of the agreement.  If Eiwa does not agree to cancel the agreement, we might be required to make the payments as per the agreement.  To date, we are not aware of Eiwa pursuing any remedies associated with the cancellation.  It is very possible that we will incur a material liability as a result of this cancelled agreement if Eiwa pursues legal remedies.

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of April 30, 2010, we have not made any royalty payments.

As of October 31, 2008, we received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of April 30, 2010, we have recorded a gain in liquidated damages of $84,949.

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

As of April 30, 2010 and January 31, 2010 the related party officer and director is owed a total of $30,183 and  $21,093, respectively  and accrued interest of $693 and $9,167, respectively. The Company recorded interest expense during the three months ended April 30, 2010 and 2009 of $693 and $1,806 respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at April 30, 2010 and January 31, 2010 was $40,987 and $37,328, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same. A new note was entered into on August 31, 2009 with a new due date of August 30, 2010. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at  April 30, 2010 and January 31, 2010 $27,228  and $24,631, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 8, 2010. All other terms remained the same.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at April 30, 2010 and January 31, 2010 was $15,503 and $14,021. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. All other terms remained the same.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2010 and  January 31, 2010 as $4,514 and $3,997, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2010 and January 31, 2010  was $10,241 and  $8,996, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at April 30, 2010 and January 31, 2010 was $1,681 and $1,470 respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at April 30, 2010 and January 31, 2010 was $4,884 and $4,259, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at April 30 2010 and January 31, 2010 was $1,489 and $454, respectively.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at April 30, 2010 and January 31, 2010 was $1,447 and $441, respectively.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at April 30, 2010 and January 31, 2010 was $1,468 and $447, rescpectively.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at April 30, 2010 and January 31, 2010 was $742 and $226, respectively.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at April 30, 2010 and January 31, 2010 was $774 and $236, respectively.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at April 30, 2010 and January 31, 2010 was $1,172 and $357, rescpectively.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at April 30, 2010 and January 31, 2010 was $772 and $235, respectively.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at April 30, 2010 and January 31, 2010 was $156 and $48, respectively.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at April 30, 2010 and January 31, 2010 was $236 and $72, respectively.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at April 30, 2010 and January 31, 2010 was $1,050 and $320, respectively.

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

During the three months ended April 30, 2010, the Company recorded $22,500 as in-kind contribution of salary for services provided by its President.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at April 30, 2010 and January 31, 2010 was $40,987 and $37,328, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same. A new note was entered into on August 31, 2009 with a new due date of August 30, 2010. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at  April 30, 2010 and January 31, 2010 $27,228  and $24,631, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 8, 2010. All other terms remained the same.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at April 30, 2010 and January 31, 2010 was $15,503 and $14,021. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. All other terms remained the same.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2010 and  January 31, 2010 as $4,514 and $3,997, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2010 and January 31, 2010 was $10,241 and $8,996, respectively. On April 28, 2009, this note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at April 30, 2010 and January 31, 2010 was $1,681 and $1,470 respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at April 30, 2010 and January 31, 2010 was $4,884 and $4,259, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at April 30 2010 and January 31, 2010 was $1,489 and $454, respectively.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at April 30, 2010 and January 31, 2010 was $1,447 and $441, respectively.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at April 30, 2010 and January 31, 2010 was $1,468 and $447, respectively.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at April 30, 2010 and January 31, 2010 was $742 and $226, respectively.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at April 30, 2010 and January 31, 2010 was $774 and $236, respectively.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at April 30, 2010 and January 31, 2010 was $1,172 and $357, respectively.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at April 30, 2010 and January 31, 2010 was $772 and $235, respectively.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at April 30, 2010 and January 31, 2010 was $156 and $48, respectively.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at April 30, 2010 and January 31, 2010 was $236 and $72, respectively.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at April 30, 2010 and January 31, 2010 was $1,050 and $320, respectively.

During the year ended January 31, 2010, we received $111,897 and repaid a total of $148,256 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of April 30, 2010 and January 31, 2010 the related party officer and director is owed a total of $30,183 and $21,093, respectively and accrued interest of $693 and $9,167, respectively. The Company recorded interest expense during the three months ended April 30, 2010 and 2009 of $693 and $1,806 respectively.

As of April 30, 2010, we had cash of $2,011.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $1,856,808, a stockholders’ deficiency of $1,856,333 and have a negative cash flow from operations of $1,647,756 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

We did not have any operating income from inception through January 31, 2010. For the three months ended April 30, 2010, we recognized a net loss of $75,526 and for the period from inception through April 30, 2010, we recognized a net loss of $3,561,005.  Expenses for the period were comprised of costs of professional fees of $11,521, compensation expense of $22,500, severance expense of $20,315 and general and administrative expenses of $3,457.

For the three months ended April 30, 2009, we recognized a net loss of $35,854.  Expenses for the period were comprised of costs of professional fees of $126, compensation of $22,500, and general and administrative expenses of $995.

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of April 30, 2010, we have not made any royalty payments.

As of October 31, 2008, we have received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of April 30, 2010 we have recorded a gain in liquidated damages of $84,949.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

There were no material developments to legal proceedings during the quarterly period ended April 30, 2010.

Item 1A.   Risk Factors.

Not Applicable to smaller reporting companies.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      (Removed and Reserved).

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

ASPIRE JAPAN, INC.

Date: June 10, 2010	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer