Form 10-Q
period 2010-10-31
ASPIRE JAPAN, INC.
filed 2010-12-13
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of December 9, 2010:  7,854,150 shares of Common Stock.

ASPIRE JAPAN, INC.

FORM 10-Q

October 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II--OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	(Removed and Reserved)
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Statements

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	October 31,	January 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$56	$388
Prepaid expense	1,656	545

TOTAL CURRENT ASSETS	1,712	933

OTHER ASSETS

Deposits	475	475

TOTAL ASSETS	$2,187	$1,408

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$16,150	$20,353
Accrued interest	145,754	97,447
Accrued interest - related party	12,499	9,167
Judgement payable	1,112,032	1,049,719
Severance payable	236,730	236,730
Notes payable	349,644	370,206
Loans payable -related party	68,535	21,093

TOTAL CURRENT LIABILITIES	1,941,344	1,804,715

LONG TERM LIABILITIES
Notes payable	20,562	-
Accrued interest	3,516	-

TOTAL LONG TERM LIABILITIES	24,078	-

TOTAL LIABILITIES	1,965,422	1,804,715

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,746,896	1,679,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,712,907)	(3,485,479)

Total Stockholders' Deficit	(1,963,235)	(1,803,307)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,187	$1,408

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

					For the period
					February 2, 2005
	For the Three Months Ended October 31,		For the Nine Months Ended October 31,		(inception) to
	2010	2009	2010	2009	October 31, 2010

Revenue	$-	$-	$-	$-	$-

Operating Expenses

Professional Fees	5,831	8,355	28,860	32,076	402,177
Marketing Expenses	-	-	-	-	156,562
Consulting Fees	-	-	-	-	216,510
Compensation Expense	22,500	22,500	67,500	67,500	528,531
Severance Expense	20,999	-	62,313	-	1,378,762
General and administrative	2,114	1,713	12,907	5,821	902,229

Total Operating Expenses	51,444	32,568	171,580	105,397	3,584,771

Loss from Operations	(51,444)	(32,568)	(171,580)	(105,397)	(3,584,771)

Interest Income	-	-	-	-	2,631
Foreign Currency Transaction Loss	(183)	(1,071)	(693)	(3,620)	(7,552)
Gain on liquidated damages	-	-	-	-	84,949
Interest Expense	(19,501)	(16,941)	(55,155)	(44,917)	(208,164)

Total Other Expense	(19,684)	(18,012)	(55,848)	(48,537)	(128,136)

Provision for Income Taxes	-	-	-	-	-

Net Loss	(71,128)	(50,580)	(227,428)	(153,934)	(3,712,907)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	-	-	-	-	61
Foreign Currency Translation Loss	-	-	-	-	(5,139)

Comprehensive Loss	$(71,128)	$(50,580)	$(227,428)	$(153,934)	$(3,717,985)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	7,854,150	7,854,150	7,854,150	7,854,150

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through October 31, 2010
(Unaudited)

						Accumulated
	Preferred Stock		Common Stock		Additional	Deficit During	Other	Total
	Shares	Par	Shares	Par	Paid In Capital	Development Stage	Comprehensive Income (Loss)	Equity / (Deficit)

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income / (loss)	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)

Balance January 31, 2009	-	$-	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Net Loss for the year ended
January 31, 2010	-	-	-		-	(54,799)		(54,799)

Other Comprehensive Income								-

Total Comprehensive Loss								(54,799)

Balance January 31, 2010	-	$-	7,854,150	$7,854	$1,679,396	$(3,485,479)	$(5,078)	$(1,803,307)

In Kind contribution	-	-	-	-	67,500	-	-	67,500

Net Loss for the nine months ended
October 31, 2010	-	-	-		-	(227,428)		(227,428)

Other Comprehensive Income								-

Total Comprehensive Loss								(227,428)
Balance October 31,2010	-	$-	7,854,150	$7,854	$1,746,896	$(3,712,907)	$(5,078)	$(1,963,235)

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the period
			February 2, 2005
	For The Nine Months Ended October 31,		(inception) to
	2010	2009	October 31, 2010

Cash Flows From Operating Activities:
Net Loss	$(227,428)	$(153,934)	$(3,712,907)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	67,500	67,500	305,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	-	2,388
Depreciation	-	-	2,429
Changes in operating assets and liabilities:
Increase in Deposits	-	(475)	(475)
Increase in Prepaid Expenses	(1,111)	(11,638)	(1,656)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	(4,203)	(21,575)	16,150
Increase in Accrued Interest	51,823	34,391	189,147
Increase in accrued interest - related party	3,332	-	12,499
Increase in Accrued judgement	62,313	-	1,112,032
Increase in accrued severance	-	-	236,730

Net Cash Used In Operating Activities	(47,774)	(85,731)	(1,688,063)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	-	143,515	943,175
Repayment of Note Payable	-	-	(30,396)
Repayment of Note Payable - related party	(22,300)	(77,462)	(688,060)
Proceeds from Note Payable - related party	69,742	20,010	756,595
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	47,442	86,063	1,698,014

Net Increase / (Decrease) in Cash	(332)	332	5,134

Effect of Exchange Rate on Cash	-	-	(5,078)

Cash at Beginning of Period	388	712	-

Cash at End of Period	$56	$1,044	$56

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$10,145	$5,951

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock. ($3.00 per share)

The accompanying notes are an integral part of these unaudited financial statements.

Aspire Japan, Inc.
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
As of October 31, 2010
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Organization

ASPIRE JAPAN, INC. (f/k/a Dream Media, Inc.) (“the Company”) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, the Company became actively engaged in raising capital in order to implement its business plan to deliver products from American sources directly to the Japanese consumer in the form of mail-order business. In August 2008, after incurring over $2 million in accumulated losses, the Company decided to abandon the mail-order business. Then, the Company entered into the Intellectual Property Rights Trading Business. In August 2008, the Company was unsuccessful in a business transaction for the Intellectual Property Rights Trading.  The Company still intends to generate revenue and profits with the Intellectual Property Rights Trading Business at this point. The Company has not had any significant operations or activities from inception; accordingly, the Company is deemed to be in the development stage.

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended October 31, 2010 are not necessarily indicative of results that may be expected for the year ending January 31, 2011. The condensed financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At October 31, 2010 and January 31, 2010 the Company had $0 in cash that was uninsured. In addition, at October 31, 2010 and January 31, 2010, the Company had total cash of $28 and $138, respectively in a Japanese bank which is uninsured.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of property and equipment.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three and nine months ended October 31, 2010 and 2009  and the period February 2, 2005 (Inception) to October 31, 2010  amounted to $0, $0, $0, $0, and $156,562 respectively.

Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,712,907 from inception, a working capital deficiency of $1,939,157 and a stockholders’ deficit of $1,963,235 as of  October  31, 2010 and used cash in operations of $1,688,063 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under FASB Accounting Standards Codification No. 260 - Earnings Per Share. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of October 31, 2010 and 2009 there were no common share equivalents outstanding.

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

NOTE 2 - PROPERTY AND EQUIPMENT

During the three and nine months ended October 31, 2010 and 2009, and the period February 2, 2005 (Inception) to October 31, 2010 the Company recorded depreciation expense of  $0, $0, $0, $0 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388. The Company has not purchased any new property or equipment through October 31, 2010.

NOTE 3 – JUDGEMENT PAYABLE / ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of April 30, 2010 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,049,719 which includes the money award amount, prejudgement interest of 9%, post judgement interest of 9% through October 31, 2010, attorney fees, and other costs and disbursements. The Judgment accrues interest at a rate of 9% per anuum. As of October 31, 2010 the former President and Chief Executive officer is owed a total of  $1,112,032.

In December 2007 the Company terminated its Executive Vice-President. As of October 31, 2010  the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

As of October 31, 2010 and January 31, 2010 the related party officer and director is owed a total of $68,535 and  $21,093, respectively  and accrued interest of $12,499 and $9,167, respectively. The Company recorded interest expense on the related party loans during the three and nine months ended October 31, 2010 and 2009 of $2,006, $3,332, $381 and $1,032 respectively (See Note 6).

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

The reason no liability has been recorded for the cancelled purchase agreement with Eiwa is because we have not recorded any amounts due under the intangible purchase agreement as no property has been received – we are not entitled to receive the IP until all payments have been made. Since no payments have been made and no property has been received, this is disclosed as a commitment only.

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

As of October 31, 2008, we received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of October 31, 2010, we have recorded a gain in liquidated damages of $84,949.

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

As of October 31, 2010 and January 31, 2010 the related party officer and director is owed a total of $68,535 and  $21,093, respectively  and accrued interest of $12,499 and $9,167, respectively. The Company recorded interest expense on the related party loans during the three and nine months ended October 31, 2010 and 2009 of $2,006, $3,332, $381 and $1,032 respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at October 31, 2010 and January 31, 2010 was $48,738 and $37,328, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same. A new note was entered into on August 31, 2009 with a new due date of August 30, 2010. All other terms remained the same. A new note was entered into on August 31, 2010 with a new due date of August 30, 2011. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at October 31, 2010 and January 31, 2010 was $32,598  and $24,631, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 9, 2010.  A new note was entered into on October 9, 2010 with a new due date of October 8, 2011. All other terms remained the same.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at October 31, 2010 and January 31, 2010 was $18,567 and $14,021. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. A new note was entered into on October 10, 2010 with a new due date of October 9, 2011 All other terms remained the same.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at October 31, 2010 and January 31, 2010 was $5,581 and $3,997, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at October 31, 2010 and January 31, 2010  was $12,816 and $8,996, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at Ocober 31, 2010 and January 31, 2010 was $2,118 and $1,470 respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at October 31, 2010 and January 31, 2010 was $6,175 and $4,259, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at October 31, 2010 and January 31, 2010 was $3,628 and $454, respectively. A new note was entered into on April 30, 2010 with a new due date of April 30, 2011. All other terms remained the same.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at October 31, 2010 and January 31, 2010 was $3,526 and $441, respectively. A new note was entered into on May 28, 2010 with a new due date of May 27, 2011. All other terms remained the same.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at October 31, 2010 and January 31, 2010 was $3,579 and $447, respectively. A new note was entered into on June 30, 2010 with a new due date of June 29, 2011. All other terms remained the same.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at October 31, 2010 and January 31, 2010 was $1,808 and $226, respectively. A new note was entered into on August 18, 2010 with a new due date of August 17, 2011. All other terms remained the same.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at October 31, 2010 and January 31, 2010 was $1,886 and $236, respectively. A new note was entered into on September 15, 2010 with a new due date of September 15, 2011. All other terms remained the same.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at October 31, 2010 and January 31, 2010 was $2,857 and $357, respectively. A new note was entered into on October 1, 2010 with a new due date of September 30, 2011. All other terms remained the same.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is payable October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at October 31, 2010 and January 31, 2010 was $1,881 and $235, respectively. A new note was entered into on October 22, 2010 with a new due date of October 21, 2011. All other terms remained the same.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at October 31, 2010 and January 31, 2010 was $380 and $48, respectively. A new note was entered into on November 10, 2010 with a new due date of November 9, 2011. All other terms remained the same.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at October 31, 2010 and January 31, 2010 was $576 and $72, respectively. A new note was entered into on November 20, 2010 with a new due date of November  19, 2011. All other terms remained the same.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at October 31, 2010 and January 31, 2010 was $2,559 and $320, respectively. A new note was entered into on November 27, 2010 with a new due date of November 26, 2011. All other terms remained the same.

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

During the three and nine months ended October 31, 2010, the Company recorded $22,500 and $67,500, respectively as in-kind contribution of salary for services provided by its President.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at October 31, 2010 and January 31, 2010 was $48,738 and $37,328, respectively.  A new note was entered into on August 31, 2008 with a new due date of August 31, 2009. All other terms remained the same. A new note was entered into on August 31, 2009 with a new due date of August 30, 2010. All other terms remained the same. A new note was entered into on August 31, 2010 with a new due date of August 30, 2011. All other terms remained the same.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at October 31, 2010 and January 31, 2010 was $32,598 and $24,631, respectively. A new note was entered into on October 9, 2008 with a new due date of October 9, 2009. A new note was entered into on October 9, 2009 with a new due date of October 9, 2010.  A new note was entered into on October 9, 2010 with a new due date of October 8, 2011. All other terms remained the same.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at October 31, 2010 and January 31, 2010 was $18,567 and $14,021. A new note was entered into on October 11, 2008 with a new due date of October 11, 2009. A new note was entered into on October 11, 2009 with a new due date of October 10, 2010. A new note was entered into on October 10, 2010 with a new due date of October 9, 2011. All other terms remained the same.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at October 31, 2010 and January 31, 2010 was $5,581 and $3,997, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at October 31, 2010 and January 31, 2010 was $12,816 and $8,996, respectively. On April 28, 2009, this note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at October 31, 2010 and January 31, 2010 was $2,118 and $1,470 respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at October 31, 2010 and January 31, 2010 was $6,175 and $4,259, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at October 31, 2010 and January 31, 2010 was $3,628 and $454, respectively. A new note was entered into on April 30, 2010 with a new due date of April 30, 2011. All other terms remained the same.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at October 31, 2010 and January 31, 2010 was $3,526 and $441, respectively. A new note was entered into on May 28, 2010 with a new due date of May 27, 2011. All other terms remained the same.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at October 31, 2010 and January 31, 2010 was $3,579 and $447, respectively. A new note was entered into on June 30, 2010 with a new due date of June 29, 2011. All other terms remained the same.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at October 31, 2010 and January 31, 2010 was $1,808 and $226, respectively. A new note was entered into on August 18, 2010 with a new due date of August 17, 2011. All other terms remained the same.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at October 31, 2010 and January 31, 2010 was $1,886 and $236, respectively. A new note was entered into on September 15, 2010 with a new due date of September 15, 2011. All other terms remained the same.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at October 31, 2010 and January 31, 2010 was $2,857 and $357, respectively. A new note was entered into on October 1, 2010 with a new due date of September 30, 2011. All other terms remained the same.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is payable October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at October 31, 2010 and January 31, 2010 was $1,881 and $235, respectively. A new note was entered into on October 22, 2010 with a new due date of October 21, 2011. All other terms remained the same.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at October 31, 2010 and January 31, 2010 was $380 and $48, respectively. A new note was entered into on November 10, 2010 with a new due date of November 9, 2011. All other terms remained the same.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at October 31, 2010 and January 31, 2010 was $576 and $72, respectively. A new note was entered into on November 20, 2010 with a new due date of November 19, 2011. All other terms remained the same.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at October 31, 2010 and January 31, 2010 was $2,559 and $320, respectively. A new note was entered into on November 27, 2010 with a new due date of November 26, 2011. All other terms remained the same.

During the year ended January 31, 2010, we received $111,897 and repaid a total of $148,256 from a related party officer and director. The amount is due on demand and bears interest of 10% per annum.

As of October 31, 2010 and January 31, 2010 the related party officer and director is owed a total of $68,535 and  $21,093, respectively  and accrued interest of $12,499 and $9,167, respectively. The Company recorded interest expense on the related party loans during the three and nine months ended October 31, 2010 and 2009 of $2,006, $3,332, $381 and $1,032 respectively.

As of October 31, 2010, we had cash of $56.

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

As reflected in the accompanying unaudited financial statements, we are in the development stage, have a net loss of $3,712,907 from inception, working capital deficiency of $1,939,157 and a stockholders’ deficit of $1,963,235 as of October 31, 2010 and used cash in operations of $1,688,063 from inception. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

We did not have any operating income from inception through October 31, 2010. For the three and nine months ended October 31, 2010, we recognized a net loss of $71,128 and $227,428 respectively and for the period from inception through October 31, 2010, we recognized a net loss of $3,712,907.  Expenses for the three months ended October 31, 2010 were comprised of costs of professional fees of $5,831, compensation expense of $22,500, severance expense of $20,999 and general and administrative expenses of $2,114.  Expenses for the nine months ended October 31, 2010 were comprised of costs of professional fees of $28,860, compensation expense of $67,500, severance expense of $62,313 and general and administrative expenses of $12,907.

For the three months ended October 31, 2009, we recognized a net loss of $50,580.  Expenses for the period were comprised of costs of professional fees of $8,355, compensation of $22,500, and general and administrative expenses of $1,713.  For the nine months ended October 31, 2009, we recognized a net loss of $153,934.  Expenses for the period were comprised of costs of professional fees of $32,076, compensation of $67,500, and general and administrative expenses of $5,821.

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of October 31, 2010, we have not made any royalty payments.

As of October 31, 2008, we have received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of October 31, 2010 we have recorded a gain in liquidated damages of $84,949.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

There were no material developments to legal proceedings during the quarterly period ended October 31, 2010.

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

ASPIRE JAPAN, INC.

Date: December 13, 2010	By:	/s/ Ken Osako
Ken Osako
President, Chief Executive Officer, Chief Financial Officer