Form 10-K
period 2011-01-31
ASPIRE JAPAN, INC.
filed 2011-05-13
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended January 31, 2011

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-51193

ASPIRE JAPAN, INC.
(Exact name of issuer as specified in its charter)

Delaware	20-8326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5757 W. Century Blvd., Suite 700 Los Angeles, CA	90045
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 348-7255

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value per share.
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
    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s second fiscal quarter of 2010 ended July 31, 2010: $9,409,050.

As of May 6, 2011, the registrant had 7,854,150 shares of common stock issued and outstanding, par value $0.001 per share.

Documents Incorporated by Reference: None.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained herein, including, without limitation, statements containing the words “will”, “can”, “continue”, “intend”, “may”, “plan”, “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

Corporate History

Aspire Japan, Inc. (“we”, “us”, or the “Company”) was incorporated on February 2, 2005 in the State of Delaware. In September 2006, we became actively engaged in raising capital in order to implement our business plan to deliver products from American sources directly to the Japanese consumer in the form of mail-order business. In August 2008, after accumulating over $2 million in net losses, we decided to abandon the mail-order business and entered into the intellectual property rights trading business which we have been unsuccessful in to date.  However we still intend to generate revenue and profits with the intellectual property rights trading business. We have not had any significant operations or activities from inception; accordingly, we are in the development stage. Ken Osako is our Chairman of the Board and Chief Financial Officer, as well as our controlling stockholder. Our main office is located at 5757 W. Century Blvd., Suite 700, Los Angeles, CA 90045 and the telephone number is (310) 348-7255.

Products and Services

Our principal business activity is buying and selling of intellectual property rights. Intellectual property rights are tradable, identifiable, and legally protected assets. Common forms of intellectual property rights include patents, copyrights, trademarks, trade secrets, know-how, and franchises.

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

Competition

The intellectual property rights trading business is highly competitive. Our competitors include, but are not limited to, some government agencies, law firms specialized in intellectual properties, and intellectual property trading companies. Most of our competitors have much greater financial, marketing, and human resources than we have.

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

ITEM 3.         LEGAL PROCEEDINGS.

In January 2008 we entered into a separation agreement with our former President and Chief Executive Officer pursuant to which agreed to pay him a total of $230,000. The payment terms were as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of January 31, 2011 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against us and our current President and Chief Executive Officer claiming total damages of $1,205,587.   On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,133,031 which includes the money award amount, prejudgment interest of 9%, post judgment interest of 9% through January 31, 2011, attorney fees, and other costs and disbursements. The judgment accrues interest at a rate of 9% per annum. As of January 31, 2011 the former President and Chief Executive officer is owed a total of $1,133,031.

In December 2007 we terminated our Executive Vice-President. As of January 31, 2011 we have not entered into any settlement agreement with the former Executive Vice-President and have recorded accrued severance in the amount of $236,730 pursuant to the terms of his employment agreement.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been listed on the OTC Bulletin Board under the symbol “ASJP.OB” since November 19, 2007. There has been an extremely limited public market for our common stock.

When the trading price of our common stock is below $5.00 per share, the Common Stock is considered to be a “penny stock” that is subject to rules promulgated by the SEC (Rule 15-1 through 15g-9) under the Exchange Act. These rules impose significant requirements on brokers under these circumstances, including: (a) delivering to customers the SEC’s standardized risk disclosure document; (b) providing customers with current bid and ask prices; (c) disclosing to customers the brokers-dealer’s and sales representatives compensation; and (d) providing to customers monthly account statements.

The following table sets forth the high and low trade information for our common stock for each quarterly period within the two most recent fiscal years as reported by the OTC Bulletin Board. The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Fiscal Year 2011	Low Price*	High Price*

January 31, 2011	$0.001	$7.00
October 31, 2010	$7.00	$7.00
July 31, 2010	$7.00	$7.00
April 30, 2010	$7.00	$8.50

Fiscal Year 2010
January 31, 2010	$6.25	$8.50
October 31, 2009	$6.25	$6.25
July 31, 2009	$6.25	$6.25
April 30, 2009	$6.25	$6.25

Holders

As of May 6, 2011 in accordance with our transfer agent records, we had approximately 54 record holders of our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plan

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

Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. We intend to finance operations primarily through funds raised in private placements. There can be no assurance that we will able to obtain additional funding when and if needed or that such funding, if available, can be obtained on terms acceptable to us.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2011 and 2010 was $52,613 and $37,328, respectively.  The term of the note has been extended on a yearly basis since August 31, 2008, and currently matures on August 30, 2011.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at January 31, 2011 and 2010 was $35,282 and $24,631, respectively. With all other terms remaining the same, the term of the note has been extended on a yearly basis since October 9, 2008, and currently matures on October 9, 2011.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2011 and 2010 was $20,099 and $14,021. With all other terms remaining the same, the term of the note has been extended on a yearly basis since October 11, 2008, and currently matures on October 10, 2011.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at January 31, 2011 and 2010 was $6,115 and $3,997, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at January 31, 2011 and 2010 was $14,103 and $8,996, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at January 31, 2011 and 2010 was $2,336 and $1,470 respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at January 31, 2011 and 2010 was $6,821 and $4,259, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at January 31, 2011 and 2010 was $4,698 and $454, respectively. A new note was entered into on April 30, 2010 with a new due date of April 30, 2011. All other terms remained the same. The Company has not paid such note as of the filing of this Annual Report.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at January 31, 2011 and 2010 was $4,566 and $441, respectively. A new note was entered into on May 28, 2010 with a new due date of May 27, 2011. All other terms remained the same.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at January 31, 2011 and 2010 was $4,635 and $447, respectively. A new note was entered into on June 30, 2010 with a new due date of June 29, 2011. All other terms remained the same.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at January 31, 2011 and 2010 was $2,342 and $226, respectively. A new note was entered into on August 18, 2010 with a new due date of August 17, 2011. All other terms remained the same.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at January 31, 2011 and 2010 was $2,442 and $236, respectively. A new note was entered into on September 15, 2010 with a new due date of September 15, 2011. All other terms remained the same.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at January 31, 2011 and 2010 was $3,699 and $357, respectively. A new note was entered into on October 1, 2010 with a new due date of September 30, 2011. All other terms remained the same.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is payable October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at January 31, 2011 and 2010 was $2,435 and $235, respectively. A new note was entered into on October 22, 2010 with a new due date of October 21, 2011. All other terms remained the same.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at January 31, 2011 and 2010 was $492 and $48, respectively. A new note was entered into on November 10, 2010 with a new due date of November 9, 2011. All other terms remained the same.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at January 31, 2011 and 2010 was $746 and $72, respectively. A new note was entered into on November 20, 2010 with a new due date of November 19, 2011. All other terms remained the same.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at January 31, 2011 and 2010 was $3,314 and $320, respectively. A new note was entered into on November 27, 2010 with a new due date of November 26, 2011. All other terms remained the same.

As of January 31, 2011 and 2010 the related party officer and director is owed a total of $71,736 and $21,093, respectively and accrued interest of $14,370 and $9,167, respectively. The Company recorded interest expense on the related party loans during the years ended January 31, 2011 and 2010 of $5,203 and $2,802, respectively.

As of January 31, 2011, we had cash of $97.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. We plan to raise additional capital to be used for operating capital. We intend to raise these funds through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. We cannot assure investors that adequate revenues will be generated. In the event we are not successful in reaching our initial revenue targets, Management believes that it will raise the funds required and we would then be able to proceed with our business plan for the development and marketing of our products and services along with the commencement of our business activities in 2011.

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

As reflected in the accompanying financial statements, we are in the development stage, have a working capital deficiency of $2,009,695, a stockholders’ deficiency of $2,009,220 and have a negative cash flow from operations of $1,691,223 from inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We have completed our efforts to become a public company and by doing so we have incurred and will continue to incur additional significant expenses for legal, accounting and related services.  As a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, there are ongoing expenses such as,  professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements as well as costs for (i) increased marketing and advertising to support any growth in sales for us; (ii) potential to hire additional personnel to manage and expand our operations.

Results of Operations

We did not have any operating income from inception through January 31, 2011. For the year ended January 31, 2011, we recognized a net loss of $295,913 and for the period from inception through January 31, 2011, we recognized a net loss of $3,781,392.  Total operating expenses for the year ended January 31, 2011 were comprised of professional fees of $33,275, compensation expense of $90,000, severance expense of $83,312 and general and administrative expenses of $14,020.

For the year ended January 31, 2010, we recognized a net loss of $54,799.  Expenses for the period were comprised of professional fees of $42,266, consulting fees of $10,000, compensation expense of $90,000, severance expense of $155,868 and general and administrative expenses of $11,977. The credit for severance expense was the result of us accruing more severance than was awarded by the court, and therefore the difference was recorded as an adjustment to the severance expense.
Commitments

On August 13, 2008, we entered into an Intellectual Property Rights Sales Agreement (the “Eiwa Agreement”) with Eiwa Kokudo Kankyo, Inc. (“Eiwa”).  Pursuant to the Eiwa Agreement, we agreed to pay approximately $5,454,545 (equal to 600 Million YEN) to Eiwa for the Intellectual Property of the Aqua-make system.  In addition, we are entitled to sell the rights of this Intellectual Property to the third party upon signing the agreement.  Pursuant to the agreement the Company entered into an agreement with EIWA to pay the purchase price in the following manner:

1.	August 29, 2008, 50 Million Japanese Yen (Approximately $454,545)

2.	September 12, 2008, 50 Million Japanese Yen (Approximately $454,545)

3.	September 30, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

4.	January 31, 2010, 300 Million Japanese Yen (Approximately $2,727,273)

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

Thereafter, on August 15, 2008, we entered into an Intellectual Property Rights Sales Agreement with Global Investment Service, Inc. (“GIS”) to sell the Intellectual Property of the Aqua-make system to GIS for $14,545,455 (equal to 1.6 Billion YEN).  Pursuant to the GIS Agreement, we have the right of first refusal to buy Intellectual Property back from GIS in the event that GIS agrees to sell the intellectual property within three years from August 15, 2008 by issuing 3.2 million shares of our common stock.  We also need to agree to purchase the Intellectual Property to exercise the buyback option. As part of such conditions, we have agreed not to split our stock for the next three years.  Pursuant to the agreement, GIS entered into a note with us to pay the purchase price in the following manner:

1.	August 29, 2008, 200 Million Japanese Yen (Approximately $1,818,182)

2.	September 30, 2008, 400 Million Japanese Yen (Approximately $3,636,354)

3.	January 31, 2010, 1 Billion Japanese Yen (Approximately $9,090,909)

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of April 21, 2010, we have not made any royalty payments.

As of October 31, 2008, we have received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2010, we have recorded a gain in liquidated damages of $84,949.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on February 1, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Aspire Japan, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of: Aspire Japan, Inc.

We have audited the accompanying balance sheets of Aspire Japan, Inc. “Company” (a development stage company) as of January 31, 2011 and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the two years then ended and the period February 2, 2005 (Inception) to January 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Aspire Japan, Inc. (a development stage company) as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the two years then ended and the period February 2, 2005 (Inception) to January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net loss of $3,781,392 from inception, a working capital deficiency of $2,009,695 and a stockholders’ deficit of $2,009,220 as of January 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
April 26, 2011

1500 Gateway Boulevard, Suite 202 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fax: (561) 734-8562
www.cpawebb.com

Aspire Japan, Inc.
(A Development Stage Company)
BALANCE SHEETS

	January 31,
	2011	2010
ASSETS

CURRENT ASSETS

Cash	$97	$388
Prepaid expense	1,656	545

TOTAL CURRENT ASSETS	1,753	933

OTHER ASSETS

Deposits	475	475

TOTAL ASSETS	$2,228	$1,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$18,640	$20,353
Accrued interest	166,735	97,447
Accrued interest - related party	14,370	9,167
Judgement payable	1,133,031	1,049,719
Severance payable	236,730	236,730
Notes payable	370,206	370,206
Loans payable -related party	71,736	21,093

TOTAL CURRENT LIABILITIES	2,011,448	1,804,715

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred Stock - Par value $.001; Authorized: 50,000,000 Issued and Outstanding: none	—	—
Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,769,396	1,679,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,781,392)	(3,485,479)

Total Stockholders’ Deficit	(2,009,220)	(1,803,307)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,228	$1,408

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period
			February 2, 2005
	For the Years Ended January 31,		(Inception) to
	2011	2010	January 31, 2011

Revenue	$—	$—	$—

Operating Expenses

Professional Fees	33,275	42,266	406,592
Marketing Expenses	—	—	156,562
Consulting Fees	—	10,000	216,510
Compensation Expense	90,000	90,000	551,031
Severance Expense	83,312	(155,868)	1,399,761
General and administrative	14,020	11,977	903,342

Total Operating Expenses	220,607	(1,625)	3,633,798

Loss from Operations	(220,607)	1,625	(3,633,798)

Interest Income	—	1	2,631
Foreign Currency Transaction Loss	(815)	(4,316)	(7,674)
Gain on liquidated damages	—	—	84,949
Interest Expense	(74,491)	(52,109)	(227,500)

Total Other Expense	(75,306)	(56,424)	(147,594)

Provision for Income Taxes	—	—	—

Net Loss	(295,913)	(54,799)	(3,781,392)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	—	—	61
Foreign Currency Translation Loss	—	—	(5,139)

Comprehensive Loss	$(295,913)	$(54,799)	$(3,786,470)

Net Loss Per Share - basic and diluted	$(0.04)	$(0.01)

Weighted average number of shares outstanding	7,854,150	7,854,150
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (February 2, 2005) through January 31, 2011

	Preferred Stock Shares	Par	Common Stock Shares	Par	Additional Paid In Capital	Accumulated Deficit During Development Stage	Other Comprehensive Income (Loss)	Total Equity / (Deficit)
Stock Issued in exchange
of incorporation expenses
February 2, 2005	—	$—	100,000	$100	$—	$—	$—	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006		—				(2,225)	—	(2,225)

Balance, January 31, 2006	—	—	100,000	100	—	(2,225)	—	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	—	—	6,700,000	6,700	—	—	—	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	—	—	275,000	275	274,725	—	—	275,000
per share from private placement

In Kind contribution	—	—	—	—	7,000	—	—	7,000

Net Loss	—	—	—	—	—	(37,393)	—	(37,393)

Balance, January 31, 2007	—	—	7,075,000	7,075	281,725	(39,618)	—	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	—		20,000	20	19,980	—	—	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	—		10,000	10	9,990	—	—	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	—		15,000	15	14,985	—	—	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	—		30,000	30	29,970	—	—	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	—		260,000	260	259,740	—	—	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	—		100,000	100	99,900	—	—	100,000

Stock Issued for services in
April 2007 at $1.00	—		100,000	100	99,900		—	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	—		50,000	50	49,950	—	—	50,000

In Kind contribution	—		—	—	51,000	—	—	51,000

Net Loss for the year	—		—	—	—	(2,108,895)		(2,108,895)
ended January 31, 2008

Other Comprehensive Income / (loss)	—		—	—	—	—	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	—	—	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	—	—	—	—	90,000	—	—	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	—	—	194,150	194	582,256	—	—	582,450

Net Loss for the year
ended January 31, 2009	—	—	—		—	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	—	$—	7,854,150	$7,854	$1,589,396	$(3,430,680)	$(5,078)	$(1,838,508)

In Kind contribution	—	—	—	—	90,000	—	—	90,000

Net Loss for the year ended
January 31, 2010	—	—	—		—	(54,799)		(54,799)

Other Comprehensive Income	—							—

Total Comprehensive Loss								(54,799)
Balance January 31, 2010	—	$—	7,854,150	$7,854	$1,679,396	$(3,485,479)	$(5,078)	$(1,803,307)

In Kind contribution	—	—	—	—	90,000	—	—	90,000

Net Loss for the year ended
January 31, 2010	—	—	—	—		(295,913)		(295,913)

Other Comprehensive Income								—

Total Comprehensive Loss								(295,913)
Balance January 31, 2011	—	$—	7,854,150	$7,854	$1,769,396	$(3,781,392)	$(5,078)	$(2,009,220)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Years Ended January 31,		For the period February 2, 2005 (Inception) to
	2011	2010	January 31, 2011
Cash Flows From Operating Activities:
Net Loss	$(295,913)	$(54,799)	$(3,781,392)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	90,000	90,000	328,000
Stock issued for incorporation expense	—	—	100
Stock issued for services	—	—	150,000
Impairment of property and equipment	—	—	2,388
Depreciation	—	—	2,429
Changes in operating assets and liabilities:
Increase in Deposits	(1,111)	(475)	(475)
Increase in Prepaid Expenses	(545)	(1,656)
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	(1,713)	(21,629)	18,640
Increase in Accrued Interest	69,288	45,593	206,612
Increase in accrued interest - related party	5,203	1,090	14,370
Increase in Accrued judgement	83,312	(155,868)	1,133,031
Increase in accrued severance	—	—	236,730

Net Cash Used In Operating Activities	(50,934)	(96,633)	(1,691,223)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	—	—	(4,817)

Net Cash Used In Investing Activities	—	—	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	—	163,064	943,175
Repayment of Note Payable	—	(30,396)	(30,396)
Repayment of Note Payable - related party	(36,400)	(148,256)	(700,160)
Proceeds from Note Payable - related party	87,043	111,897	771,896
Proceeds from Common Stock issuance	—	—	716,700

Net Cash Provided by Financing Activities	50,643	96,309	1,701,215

Net Increase / (Decrease) in Cash	(291)	(324)	5,175

Effect of Exchange Rate on Cash	—	—	(5,078)

Cash at Beginning of Period	388	712	—

Cash at End of Period	$97	$388	$97

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$5,435	$5,951

Cash paid for taxes	$—	$—	$—

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock. ($3.00 per share).

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
As of January 31, 2011

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At January 31, 2011 and 2010 the Company had $0 in cash that was uninsured. In addition, at January 31, 2011 and 2010, the Company had total cash of $23 and $138, respectively in a Japanese bank which is uninsured.

Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the equipment.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the years ended January 31, 2011 and 2010  and the period February 2, 2005 (Inception) to January 31, 2011 amounted to $0, $0, and $156,562 respectively.

Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,781,392 from inception, a working capital deficiency of $2,009,695 and a stockholders’ deficit of $2,009,220 as of  January 31, 2011 and used cash in operations of $1,691,223 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under FASB Accounting Standards Codification No. 260 - Earnings Per Share. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of January 31, 2011 and 2010 there were no common share equivalents outstanding.

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

	2011		2010

Expected income tax recovery (expense) at the statutory		$(100,610)	$(18,632)
rate of 34%
Tax effect of expenses that are not deductible for income tax		30,600	(22.395)
purposes (net of other amounts deductible for tax purposes)
Change in valuation allowance		70,011	41,027
Provision for income taxes	$		$-

The components of deferred income taxes are as follows:

	2011	2010
Deferred income tax asset:
Net operating loss carryforwards	$(830,150)	$(760,139)
Valuation allowance	830,150	760,139
Deferred income taxes	$-	$-

As of January 31, 2011, the Company has a net operating loss carryforward of approximately $2,597,484 available to offset future taxable income through 2032. The valuation allowance at January 31, 2011 was $830,150. The net change in the valuation allowance for the year ended January 31, 2011 was a increase of $70,011.

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

NOTE 2 - EQUIPMENT

During the year ended January 31, 2011 and 2010, and the period February 2, 2005 (Inception) to January 31, 2011 the Company recorded depreciation expense of  $0, $0 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388. The Company has not purchased any new property or equipment through January 31, 2011.

NOTE 3 – JUDGEMENT PAYABLE / ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of April 30, 2010 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,049,719 which includes the money award amount, prejudgement interest of 9%, post judgement interest of 9% through October 31, 2010, attorney fees, and other costs and disbursements. The Judgment accrues interest at a rate of 9% per anuum. As of January 31, 2011 the former President and Chief Executive officer is owed a total of  $1,133,031.

In December 2007 the Company terminated its Executive Vice-President. As of January 31, 2011 the Company has not entered into  any settlement agreement with the former Executive Vice-President and has  recorded accrued severance in the amount of  $236,730 pursuant to the terms of his employment agreement.

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

As of January 31, 2011 and 2010 the related party officer and director is owed a total of $71,736 and  $21,093, respectively  and accrued interest of $14,370 and $9,167, respectively. The Company recorded interest expense on the related party loans during the years ended January 31, 2011 and 2010 of $5,203 and $2,802, respectively (See Note 6).

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of January 31, 2011, we have not made any royalty payments.

As of October 31, 2008, we received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc. As of January 31, 2009, we recorded a gain in liquidated damages of $84,949.

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

As of January 31, 2011 and 2010 the related party officer and director is owed a total of $71,736 and  $21,093, respectively  and accrued interest of $14,370 and $9,167, respectively. The Company recorded interest expense on the related party loans during the years ended January 31, 2011 and 2010 of $5,203 and $2,802, respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at January 31, 2011 and 2010 was $52,613 and $37,328, respectively.  The note has been extended annually, and currently matures on August 30, 2011.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at January 31, 2011 and 2010 was $35,282  and $24,631, respectively. The note has been extended annually, and currently matures on October 9, 2011.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at January 31, 2011 and 2010 was $20,099 and $14,021. The note has been extended annually, and currently matures on October 10, 2011.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at January 31, 2011 and 2010 was $6,115 and $3,997, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at January 31, 2011 and 2010 was $14,103 and $8,996, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at January 31, 2011 and 2010 was $2,336 and $1,470 respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at January 31, 2011 and 2010 was $6,821 and $4,259, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at January 31, 2011 and 2010 was $4,698 and $454, respectively. A new note was entered into on April 30, 2010 with a new due date of April 30, 2011. All other terms remained the same.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at January 31, 2011 and 2010 was $4,566 and $441, respectively. A new note was entered into on May 28, 2010 with a new due date of May 27, 2011. All other terms remained the same.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at January 31, 2011 and 2010 was $4,635 and $447, respectively. A new note was entered into on June 30, 2010 with a new due date of June 29, 2011. All other terms remained the same.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at January 31, 2011 and 2010 was $2,342 and $226, respectively. A new note was entered into on August 18, 2010 with a new due date of August 17, 2011. All other terms remained the same.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at January 31, 2011 and 2010 was $2,442 and $236, respectively. A new note was entered into on September 15, 2010 with a new due date of September 15, 2011. All other terms remained the same.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at January 31, 2011 and 2010 was $3,699 and $357, respectively. A new note was entered into on October 1, 2010 with a new due date of September 30, 2011. All other terms remained the same.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is payable October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at January 31, 2011 and 2010 was $2,435 and $235, respectively. A new note was entered into on October 22, 2010 with a new due date of October 21, 2011. All other terms remained the same.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at January 31, 2011 and 2010 was $492 and $48, respectively. A new note was entered into on November 10, 2010 with a new due date of November 9, 2011. All other terms remained the same.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at January 31, 2011 and 2010 was $746 and $72, respectively. A new note was entered into on November 20, 2010 with a new due date of November 19, 2011. All other terms remained the same.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at January 31, 2011 and 2010 was $3,314 and $320, respectively. A new note was entered into on November 27, 2010 with a new due date of November 26, 2011. All other terms remained the same.

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

During the year ended January 31, 2011, the Company recorded $90,000 as in-kind contribution of salary for services provided by its President.

NOTE 9 – COMMITMENTS

The Company leases office space on a month to month basis for $375 per month. The lease can be cancelled at any time with one month written notice.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that because of the material weakness described below the Company’s disclosure controls and procedures  were not  effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of January 31, 2010, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended based on the following material weakness:

-       We lack a functioning audit committee and segregation of duties within accounting functions.

Changes in Internal Control over Financial Reporting

No changes in our system of internal control over financial reporting occurred during the fourth quarter of the fiscal year ended January 31, 2011 that materially affected our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole executive officer and director as of May 6, 2011 is as follows:

NAME	AGE	POSITION
Ken Osako	39	President, Chief Executive Officer, Chief Financial Officer

The following summarizes the occupation and business experience during the past five years for our sole officer and directors.

KEN OSAKO was appointed as our President, Chief Executive Officer and Chief Financial Officer as well as Chairman of our Board of Directors on July 7, 2006. From 2004 to the 2007 Mr. Osako served as the CEO of Strategic Capital Consultants, Inc. From 2000 to 2003 Mr. Osako served as the President of High Speed Cash, Inc. Mr. Osako served as the CFO for Wheels America Advertising, Inc. from 1998 to 2000. From 1996 to 1997 he served as the President of Conversion Specialist. From 1995 to 1996 he served as the CFO of Morrison Distributors, Inc. Mr. Osako graduated from Oglethorpe University in Atlanta, GA with a Bachelors of Science degree.

Mr. Osako’s experience in business management and his qualifications and comprehensive skills accumulated from such prior experience led to the conclusion that Mr. Osako qualifies to serve as our director in light of our business and structure.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. For the fiscal year ended January 31, 2011, we did not compensate our sole director for his services.

Legal Proceedings

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past ten (10) years.

Family relationships

None.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.  We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2011.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was previously filed as an Exhibit to the 10KSB on May 15, 2008.

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth information with respect to the compensation awarded or paid to Mr. Osako, our sole executive officer, for all services rendered in all capacities to us in fiscal year of 2011 and 2010.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ken Osako,	2011	$0	0	0	$0	0	$0	0	$0
President, Chief Executive	2010	$0	0	0	$0	0	$0	0	$0
Officer and Director

Employment Agreements

We do not have an employment or consultant agreement with Mr. Osako. Mr. Osako has not received or accrued any compensation to date and has no written contract or any commitment to receive annual compensation and has agreed to forego any salary until such time as the Company has sufficient revenues therefore and/or receives sufficient outside financing.

Outstanding Equity Awards at Fiscal Year End

None.

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

During the year ended January 31, 2011, the Company recorded $90,000 as in-kind contribution of salary for services provided by its President.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of May 6, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Ken Osako	6,610,000	84.16%

Common Stock	All executive officers and directors as a group	6,610,000	84.16%

(1) The percent of class is based on 7,854,150 shares of our common stock issued and outstanding as of May 6, 2011.

Changes in Control

We currently do not any arrangements, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended January 31, 2010, the Company received $111,897 and repaid a total of $148,256 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of January 31, 2011 and 2010 the related party officer and director is owed a total of $71,736 and $21,093, respectively and accrued interest of $14,370 and $9,167, respectively. The Company recorded interest expense on the related party loans during the years ended January 31, 2011 and 2010 of $5,203 and $2,802, respectively.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based upon the above definition of “independence”, we currently do not have any independent director.

We do not currently have a separately designated audit, nominating or compensation committee.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

 For the Company’s fiscal years ended January 31, 2011 and 2010, we were billed approximately $17,710 and $19,700, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended January 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended January 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended January 31, 2011 and 2010.

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a)	Documents filed as part of this Annual Report

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K.

b)	Exhibits, required by Item 601 of Regulation S-K, filed as exhibits to this Annual Report,

  Please see the “Exhibit Index” below.

3.1	Articles of Incorporation ***
3.2	By-Laws***
4.1	Specimen Stock Certificate***
14.1	Code of Ethics **
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

***	Filed as an exhibit to the Form SB-2 Registration Statement filed with the SEC on June 14, 2007
**	Filed with the original Form 10-KSB on May 15, 2007
*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2011

ASPIRE JAPAN, INC.
By:	/s/ Kenji Osako
Kenji Osako President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the securities act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Title	Date

/s/ Ken Osako	President, Chief Executive Officer,	May 13, 2011
Ken Osako	Chief Financial Officer , Principal Accounting Officer