Form 10-Q
period 2011-04-30
ASPIRE JAPAN, INC.
filed 2011-06-20
CIK 1317838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

ASPIRE JAPAN, INC.
(Exact name of registrant as specified in Charter)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 17, 2011: 7,854,150 shares of common stock, par value $0.001 per share.

ASPIRE JAPAN, INC.

QUARTERLY REPORT ON FORM 10-Q
April 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS QUARTERLY REPORT ON FORM 10-Q

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Aspire Japan, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.          Financial Statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	April 30, 2011	Janaury 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$108	$97
Prepaid expense	-	1,656

TOTAL CURRENT ASSETS	108	1,753

OTHER ASSETS

Deposits	475	475

TOTAL ASSETS	$583	$2,228

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$28,384	$18,640
Accrued interest	183,631	166,735
Accrued interest - related party	16,356	14,370
Judgement payable	1,153,345	1,133,031
Severance payable	236,730	236,730
Notes payable	370,206	370,206
Loans payable -related party	79,503	71,736

TOTAL CURRENT LIABILITIES	2,068,155	2,011,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock - Par value $.001;
Authorized: 50,000,000
Issued and Outstanding: none	-	-
Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding:7,854,150 and 7,854,150 respectively	7,854	7,854
Additional Paid-In Capital	1,791,896	1,769,396
Other Comprehensive Income (Loss)	(5,078)	(5,078)
Accumulated Deficit during development stage	(3,862,244)	(3,781,392)

Total Stockholders' Deficit	(2,067,572)	(2,009,220)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$583	$2,228

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			For the period

	For the Three Months Ended April 30,		February 2, 2005 (Inception) to
	2011	2010	April 30, 2011

Revenue	$-	$-	$-

Operating Expenses

Professional Fees	14,891	11,521	421,483
Marketing Expenses	-	-	156,562
Consulting Fees	-	-	216,510
Compensation Expense	22,500	22,500	573,531
Severance Expense	20,314	20,315	1,420,075
General and administrative	3,588	3,457	906,930

Total Operating Expenses	61,293	57,793	3,695,091

Loss from Operations	(61,293)	(57,793)	(3,695,091)

Interest Income	-	-	2,631
Foreign Currency Transaction Loss	(677)	(117)	(8,351)
Gain on liquidated damages	-	-	84,949
Interest Expense	(18,882)	(17,616)	(246,382)

Total Other Expense	(19,559)	(17,733)	(167,153)

Provision for Income Taxes	-	-	-

Net Loss	(80,852)	(75,526)	(3,862,244)

Other Comprehensive Income / (Loss)
Other Comprehensive Income	-	-	61
Foreign Currency Translation Loss	-	-	(5,139)

Comprehensive Loss	$(80,852)	$(75,526)	$(3,867,322)

Net Loss Per Share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	7,854,150	7,854,150
during the period - basic and diluted

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception (February 2, 2005) through April 30, 2011
(UNAUDITED)

					Additional	Accumulated Deficit During	Other	Total
	Preferred Stock		Common Stock		Paid In	Development	Comprehensive	Equity /
	Shares	Par	Shares	Par	Capital	Stage	Income (Loss)	(Deficit)

Stock Issued in exchange
of incorporation expenses
February 2, 2005	-	$-	100,000	$100	$-	$-	$-	$100

Net Loss for the period
February 2, 2005 (inception)
to January 31, 2006						(2,225)	-	(2,225)

Balance, January 31, 2006	-	-	100,000	100	-	(2,225)	-	(2,125)

Stock Issued for cash on
September 15, 2006 at $0.001
per share from private placement	-	-	6,700,000	6,700	-	-	-	6,700

Stock Issued for cash on
November 6, 2006 at $1.00	-	-	275,000	275	274,725	-	-	275,000
per share from private placement

In Kind contribution	-	-	-	-	7,000	-	-	7,000

Net Loss	-	-	-	-	-	(37,393)	-	(37,393)

Balance, January 31, 2007	-	-	7,075,000	7,075	281,725	(39,618)	-	249,182

Stock Issued for cash on
April 16, 2007 at $1.00
per share from private placement	-		20,000	20	19,980	-	-	20,000

Stock Issued for cash on
April 18, 2007 at $1.00
per share from private placement	-		10,000	10	9,990	-	-	10,000

Stock Issued for cash on
April 19, 2007 at $1.00
per share from private placement	-		15,000	15	14,985	-	-	15,000

Stock Issued for cash on
April 20, 2007 at $1.00
per share from private placement	-		30,000	30	29,970	-	-	30,000

Stock Issued for cash on
April 25, 2007 at $1.00
per share from private placement	-		260,000	260	259,740	-	-	260,000

Stock Issued for cash on
April 26, 2007 at $1.00
per share from private placement	-		100,000	100	99,900	-	-	100,000

Stock Issued for services in
April 2007 at $1.00	-		100,000	100	99,900		-	100,000

Stock Issued in exchange
for legal expenses
June 30, 2007 at $1.00	-		50,000	50	49,950	-	-	50,000

In Kind contribution	-		-	-	51,000	-	-	51,000

Net Loss for the year	-		-	-	-	(2,108,895)	-	(2,108,895)
ended January 31, 2008

Other Comprehensive Income / (loss)	-		-	-	-	-	(5,139)	(5,139)

Total Comprehensive Loss								(2,114,034)

Balance, January 31, 2008	-	-	7,660,000	7,660	917,140	(2,148,513)	(5,139)	(1,228,852)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Converison on notes payable
and accrued interest to
common stock at $3.00 per share	-	-	194,150	194	582,256	-	-	582,450

Net Loss for the year
ended January 31, 2009	-	-	-		-	(1,282,167)		(1,282,167)

Other Comprehensive Income							61	61

Total Comprehensive Loss								(1,282,106)
Balance January 31, 2009	-	-	7,854,150	7,854	1,589,396	(3,430,680)	(5,078)	(1,838,508)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Net Loss for the year ended
January 31, 2010	-	-	-		-	(54,799)		(54,799)

Other Comprehensive Income								-

Total Comprehensive Loss								(54,799)
Balance January 31, 2010	-	-	7,854,150	7,854	1,679,396	(3,485,479)	(5,078)	(1,803,307)

In Kind contribution	-	-	-	-	90,000	-	-	90,000

Net Loss for the year ended
January 31, 2010	-	-	-		-	(295,913)		(295,913)

Other Comprehensive Income								-

Total Comprehensive Loss								(295,913)
Balance January 31, 2011	-	-	7,854,150	7,854	1,769,396	(3,781,392)	(5,078)	(2,009,220)

In Kind contribution	-		-	-	22,500	-	-	22,500

Net Loss for the period ended
April 30, 2011	-		-	-	-	(80,852)	-	(80,852)

Balance April 30, 2011	-	$-	7,854,150	$7,854	$1,791,896	$(3,862,244)	$(5,078)	$(2,067,572)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the period

	For The Three Months Ended April 30,		February 2, 2005 (inception) to
	2011	2010	April 30, 2011

Cash Flows From Operating Activities:
Net Loss	$(80,852)	$(75,526)	$(3,862,244)

Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	22,500	22,500	350,500
Stock issued for incorporation expense	-	-	100
Stock issued for services	-	-	150,000
Impairment of property and equipment	-	-	2,388
Depreciation	-	-	2,429
Changes in operating assets and liabilities:
Increase in Deposits	-	-	(475)
(Increase) /decrease in Prepaid Expenses	1,656	348	-
Increase/ (Decrease) in Accounts Payable and Accrued Expenses	9,744	7,280	28,384
Increase in Accrued Interest	16,896	16,893	223,508
Increase in accrued interest - related party	1,986	723	16,356
Increase in Accrued judgement	20,314	20,315	1,153,345
Increase in accrued severance	-	-	236,730

Net Cash (Used In) Operating Activities	(7,756)	(7,467)	(1,698,979)

Cash Flows From Investing Activities:
Cash paid for Property, Plant, & Equipment	-	-	(4,817)

Net Cash Used In Investing Activities	-	-	(4,817)

Cash Flows From Financing Activities:
Proceeds from Note Payable	-	-	943,175
Repayment of Note Payable	-	-	(30,396)
Repayment of Note Payable - related party	(59,462)	(8,500)	(759,622)
Proceeds from Note Payable - related party	67,229	17,590	839,125
Proceeds from Common Stock issuance	-	-	716,700

Net Cash Provided by Financing Activities	7,767	9,090	1,708,982

Net Increase / (Decrease) in Cash	11	1,623	5,186

Effect of Exchange Rate on Cash	-	-	(5,078)

Cash at Beginning of Period	97	388	-

Cash at End of Period	$108	$2,011	$108

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$5,435	$5,951

Cash paid for taxes	$-	$-	$-

In March 2008 the Company converted a total of $542,573 of notes payable and accrued interest of $39,877 into 194,150 shares of common stock.
($3.00 per share)

The accompanying notes are an integral part of these financial statements.

Aspire Japan, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
As of APRIL 30, 2011
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

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2011 are not necessarily indicative of results that may be expected for the year ending January 31, 2012. The condensed financial statements are presented on the accrual basis.

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

The Company maintains a portion of its deposits in a financial institution that insures its deposits with the FDIC insurance up to $250,000 per depositor and deposits in excess of such insured amounts represent a credit risk to the Company. At April 30, 2011 and January 31, 2011 the Company had $0 in cash that was uninsured. In addition, at April 30, 2011 and January 31, 2011, the Company had total cash of $10 and $23, respectively in a Japanese bank which is uninsured.

Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the equipment.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs charged to operations for the three months ended April 30, 2011 and 2010 and the period February 2, 2005 (Inception) to April 30, 2011 amounted to $0, $0, and $156,562 respectively.

Reclassification of Prior Period Accounts

Certain amounts from prior periods have been reclassified to conform to the current year presentation.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a net loss of $3,867,322 from inception, a working capital deficiency of $2,068,047 and a stockholders’ deficit of $2,067,572 as of  April 30, 2011 and used cash in operations of $1,698,979 from inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital and establish probable or proven reserves. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Earnings Per Share

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under FASB Accounting Standards Codification No. 260 - Earnings Per Share. Diluted EPS reflects the potential dilution of securities that could share in the earnings. As of April 30, 2011 and 2010 there were no common share equivalents outstanding.

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

NOTE 2 - EQUIPMENT

During the three months ended April 30, 2011 and 2010, and the period February 2, 2005 (Inception) to April 30, 2011 the Company recorded depreciation expense of  $0, $0 and $2,429 respectively. As of January 31, 2009 the Company deemed all computers impaired and recorded an impairment expense of $2,388. The Company has not purchased any new property or equipment through April 30, 2011.

NOTE 3 – JUDGEMENT PAYABLE / ACCRUED SEVERANCE

In January 2008 the Company entered into a separation agreement with its former President and Chief Executive Officer. The Company agreed to pay him a total of $230,000. The payment terms are as follows $30,000 monthly beginning January 31, 2008 and a final payment of $50,000 payable July 31, 2008.  As of April 30, 2010 the Company paid a total of $30,000 and is currently in default of the agreement. In February 2009 the former President and Chief Executive Officer filed a law suit against the Company and the current President and Chief Executive Officer claiming total damages of $1,205,587.  During the year ended January 31, 2009 the Company accrued additional severance expenses of $1,005,587 in accordance with the default under the settlement agreement. On May 18, 2009 the former President and Chief Executive Officer obtained a default judgment in the amount of $1,049,719 which includes the money award amount, prejudgement interest of 9%, post judgement interest of 9% through October 31, 2010, attorney fees, and other costs and disbursements. The Judgment accrues interest at a rate of 9% per anuum. As of April 30, 2011 and January 31, 2011 the former President and Chief Executive officer is owed a total of $1,153,345 and  $1,133,031, respectively.

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

During the three months ended April 30, 2011 the Company received $67,229 and repaid a total of $59,462 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum. (See Note 6).

As of April 30, 2011 and January 31, 2011 the related party officer and director is owed a total of $79,503 and  $71,736, respectively  and accrued interest of $16,356 and $14,370, respectively. The Company recorded interest expense on the related party loans during the three months ended April 30, 2011 and 2010 of $1,986 and $693, respectively (See Note 6).

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

Pursuant to the agreement, we are required to pay a fixed royalty amount of 13,340,000 Japanese Yen (Approximately $121,273) monthly to GIS for the license to operate the business and to use our best efforts to market the product in the United States. As of April 30, 2011, we have not made any royalty payments.

As of October 31, 2008, we received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc., and we recorded a gain in liquidated damages of $84,949.

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

During the three months ended April 30, 2011 the Company received $67,229 and repaid a total of $59,462 from a related party officer and director.  The amount is due on demand and bears interest of 10% per annum.

As of April 30, 2011 and January 31, 2011 the related party officer and director is owed a total of $79,503 and  $71,736, respectively  and accrued interest of $16,356 and $14,370, respectively. The Company recorded interest expense on the related party loans during the three months ended April 30, 2011 and 2010 of $1,986 and $693, respectively.

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at April 30, 2011 and January 31, 2011 was $56,363 and $52,613, respectively.  The note has been extended annually, and currently matures on August 30, 2011.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at April 30, 2011 and January 31, 2011 was $37,880 and $35,282, respectively. The note has been extended annually, and currently matures on October 9, 2011.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at April 30, 2011 and January 31, 2011 was $21,581 and $14,021. The note has been extended annually, and currently matures on October 10, 2011.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2011 and January 31, 2011 was $6,631 and $6,115, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2011 and January 31, 2011 was $15,348 and $14,103, respectively. On April 28, 2009, this  note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at April 30, 2011 and January 31, 2011 was $2,457 and $2,336, respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at April 30, 2011 and January 31, 2011 was $7,445 and $6,821, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at April 30, 2011 and January 31, 2011 was $5,733 and $4,698, respectively. A new note was entered into on April 30, 2010 with a new due date of April 30, 2011. All other terms remained the same.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at April 30, 2011 and January 31, 2011 was $ 5,572 and $4,566, respectively. A new note was entered into on May 28, 2010 with a new due date of May 27, 2011. All other terms remained the same.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at April 30, 2011 and January 31, 2011 and 2010 was $5,656 and $4,635, respectively. A new note was entered into on June 30, 2010 with a new due date of June 29, 2011. All other terms remained the same.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at April 30, 2011 and January 31, 2011 was $2,858 and $2,342, respectively. A new note was entered into on August 18, 2010 with a new due date of August 17, 2011. All other terms remained the same.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at April 30, 2011 and January 31, 2011 was $2,980 and $2,442, respectively. A new note was entered into on September 15, 2010 with a new due date of September 15, 2011. All other terms remained the same.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at April 30, 2011 and January 31, 2011 was $4,514 and $3,699, respectively. A new note was entered into on October 1, 2010 with a new due date of September 30, 2011. All other terms remained the same.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is payable October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at April 30, 2011 and January 31, 2011 was $2,972 and $2,435, respectively. A new note was entered into on October 22, 2010 with a new due date of October 21, 2011. All other terms remained the same.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at April 30, 2011 and January 31, 2011 was $601 and $492, respectively. A new note was entered into on November 10, 2010 with a new due date of November 9, 2011. All other terms remained the same.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at April 30, 2011 and January 31, 2011 was $910 and $746, respectively. A new note was entered into on November 20, 2010 with a new due date of November 19, 2011. All other terms remained the same.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at April 30, 2011 and January 31, 2011 was $4,044 and $3,314, respectively. A new note was entered into on November 27, 2010 with a new due date of November 26, 2011. All other terms remained the same.

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

During the three months ended April 30, 2011, the Company recorded $22,500 as in-kind contribution of salary for services provided by its President.

NOTE 9 – COMMITMENTS

The Company leases office space on a month to month basis for $375 per month. The lease can be cancelled at any time with one month written notice.

Item 2.      Management’s Discussion and Analysis or Plan of Operation.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

We were incorporated on February 2, 2005 in the State of Delaware. We have not had any significant operations or activities since and we are a development stage company. In September 2006, we were actively seeking to raise capital to implement our mail-order business of delivering products from American directly to the Japanese consumer. In August 2008, after accumulating over $2 million in net losses, we abandoned our effort in the mail-order business and entered into a new business of trading intellectual property rights. We have been unsuccessful since we entered in the intellectual property rights trading business.  However it is still our intention to generate revenue and profits with our current business.

During the next 12 months we anticipate incurring the following costs related to:

Marketing Materials	$50,000
Legal/Accounting	$75,000
General/Administrative	$100,000
Total	$225,000

We do not believe we will be able to meet these costs by revenue from operations or through fund raising.

As reflected in the accompanying financial statements, as of April 30, 2011, we have a working capital deficiency of $2,068,047, a stockholders’ deficiency of $2,067,572 and have a negative cash flow from operations of $7,750 for period reported and $1,698,979 from inception. We do not expect that we will be able to generate enough revenue from our operations to cover our expenses for the next 12 months. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future.

It is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender because of the condition of our operation and the nature as a development stage company. We intend to finance operations primarily through funds raised in private placements. There can be no assurance that we will able to obtain additional funding when and if needed or that such funding, if available, can be obtained on terms acceptable to us.

Capital Resources and Liquidity

As of April 30, 2011, we had cash of $108.

We do not believe we can satisfy our cash requirements for the next twelve months from revenue and through funds raised in our private placements. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our operations to cover our operating expenses. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. Our expectation is also based upon our limited ability of raising addition capital. We plan to raise additional capital to be used for operating capital, through additional private placements. We have not identified any sources of capital, lines of credit or loans at this time. We are not certain if and when we will be able to raise addition capital.

Completion of our plan of operation is subject to attaining adequate revenue and through funds raised from private placements. In the absence of our projected revenues and the absence of additional capital we may be unable to proceed with our plan of operations. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Based upon our expectation described above, this raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Notes

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

On August 28, 2007, the Company entered into a twelve month unsecured note payable for $85,419.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on August 30, 2008. Accrued interest at April 30, 2011 and January 31, 2011 was $56,363 and $52,613, respectively.  The note has been extended annually, and currently matures on August 30, 2011.

On October 10, 2007, the Company entered into a twelve month unsecured note payable for $59,177.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 9, 2008. Accrued interest at April 30, 2011 and January 31, 2011 was $37,880 and $35,282, respectively. The note has been extended annually, and currently matures on October 9, 2011.

On October 12, 2007, the Company entered into a twelve month unsecured note payable for $33,767.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on October 11, 2008. Accrued interest at April 30, 2011 and January 31, 2011 was $21,581 and $14,021. The note has been extended annually, and currently matures on October 10, 2011.

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

On March 13, 2008 the Company entered into a twelve month unsecured note payable for $19,472.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on March 12, 2009. On March 18, 2008 the Company converted $7,708 of principle and accrued interest of $48 into 2,585 common shares of the Company’s common stock at a conversion price of $3.00.  Accrued interest at April 30, 2011 and January 31, 2011 was $6,631 and $6,115, respectively.  On March 13, 2009 this note was extended to March 31, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 28, 2008 the Company entered into a twelve month unsecured note payable for $28,371.  The note will accrue interest at a rate of 18%, with principle and interest due and payable on April 27, 2009. Accrued interest at April 30, 2011 and January 31, 2011 was $15,348 and $14,103, respectively. On April 28, 2009, this note was extended to April 28, 2010 and on October 9, 2009, it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On May 22, 2008, the Company entered into a twelve month unsecured note payable for $4,814.  The note will accrue interest at a rate of 18% per annum and is payable May 21, 2009. Accrued interest at April 30, 2011 and January 31, 2011 was $2,457 and $2,336, respectively.  On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009; it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On June 3, 2008, the Company entered into a twelve month unsecured note payable for $14,229.  The note will accrue interest at a rate of 18% per annum and is payable June 2, 2009. Accrued interest at April 30, 2011 and January 31, 2011 was $7,445 and $6,821, respectively. On May 22, 2009, this note was extended to May 22, 2010 and on October 9, 2009; it was further extended to October 8, 2010. A new note was entered into on October 8, 2010 with a new due date of October 7, 2011. All other terms remained the same.

On April 30, 2009, the Company entered into a twelve month unsecured note payable for 5,000,000 Japanese Yen (Approximately $51,620).  The note will accrue interest at a rate of 20% per annum and is payable April 30, 2010. On December 22, 2009 the Company repaid principal of $30,396 and accrued interest of $6,675.  Accrued interest at April 30, 2011 and January 31, 2011 was $5,733 and $4,698, respectively. A new note was entered into on April 30, 2010 with a new due date of April 30, 2011. All other terms remained the same. On April 30, 2011, a new note was entered into with a new due date of April 27, 2012, pursuant to which the Company agreed to pay the lender the principal amount of $ 30,396 on April 27, 2012 and one lump-sum interest payment of 20% APR on April 30, 2012.

On May 28, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,627).  The note will accrue interest at a rate of 20% per annum and is payable May 27, 2010. On December 22, 2009 the Company repaid accrued interest of $2,351. Accrued interest at April 30, 2011 and January 31, 2011 was $ 5,572 and $4,566, respectively. A new note was entered into on May 28, 2010 with a new due date of May 27, 2011. All other terms remained the same. On May 27, 2011, a new note was entered into with a new due date of May 27, 2012, pursuant to which the Company agreed to pay the lender the principal amount of $ 20,627 and one lump-sum interest payment of 20% APR on May 27, 2012.

On June 30, 2009, the Company entered into a twelve month unsecured note payable for 2,000,000 Japanese Yen (Approximately $20,936).  The note will accrue interest at a rate of 20% per annum and is payable June 29, 2010. On December 22, 2009 the Company repaid accrued interest of $2,008. Accrued interest at April 30, 2011 and January 31, 2011 and 2010 was $5,656 and $4,635, respectively. A new note was entered into on June 30, 2010 with a new due date of June 29, 2011. All other terms remained the same.

On August 18, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $10,578).  The note will accrue interest at a rate of 20% per annum and is payable August 17, 2010. On December 22, 2009 the Company repaid accrued interest of $730.  Accrued interest at April 30, 2011 and January 31, 2011 was $2,858 and $2,342, respectively. A new note was entered into on August 18, 2010 with a new due date of August 17, 2011. All other terms remained the same.

On September 15, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,031).  The note will accrue interest at a rate of 20% per annum and is payable September 15, 2010. On December 22, 2009 the Company repaid accrued interest of $592. Accrued interest at April 30, 2011 and January 31, 2011 was $2,980 and $2,442, respectively. A new note was entered into on September 15, 2010 with a new due date of September 15, 2011. All other terms remained the same.

On October 1, 2009, the Company entered into a twelve month unsecured note payable for 1,500,000 Japanese Yen (Approximately $16,710).  The note will accrue interest at a rate of 20% per annum and is due on September 30, 2010. On December 22, 2009 the Company repaid accrued interest of $751. Accrued interest at April 30, 2011 and January 31, 2011 was $4,514 and $3,699, respectively. A new note was entered into on October 1, 2010 with a new due date of September 30, 2011. All other terms remained the same.

On October 22, 2009, the Company entered into a twelve month unsecured note payable for 1,000,000 Japanese Yen (Approximately $11,000).  The note will accrue interest at a rate of 20% per annum and is payable October 21, 2010. On December 22, 2009 the Company repaid accrued interest of $368. Accrued interest at April 30, 2011 and January 31, 2011 was $2,972 and $2,435, respectively. A new note was entered into on October 22, 2010 with a new due date of October 21, 2011. All other terms remained the same.

On November 10, 2009, the Company entered into a twelve month unsecured note payable for 200,000 Japanese Yen (Approximately $2,223).  The note will accrue interest at a rate of 20% per annum and is payable October 9, 2010. On December 22, 2009 the Company repaid accrued interest of $51. Accrued interest at April 30, 2011 and January 31, 2011 was $601 and $492, respectively. A new note was entered into on November 10, 2010 with a new due date of November 9, 2011. All other terms remained the same.

On November 20, 2009 the Company entered into a twelve month unsecured note payable for 300,000 Japanese Yen (Approximately $3,369).  The note will accrue interest at a rate of 20% per annum and is payable October 19, 2010. On December 22, 2009 the Company repaid accrued interest of $59. Accrued interest at April 30, 2011 and January 31, 2011 was $910 and $746, respectively. A new note was entered into on November 20, 2010 with a new due date of November 19, 2011. All other terms remained the same.

On November 27, 2009 the Company entered into a twelve month unsecured note payable for 1,300,000 Japanese Yen (Approximately $14,970).  The note will accrue interest at a rate of 20% per annum and is payable October 27, 2010. On December 22, 2009 the Company repaid accrued interest of $205. Accrued interest at April 30, 2011 and January 31, 2011 was $4,044 and $3,314, respectively. A new note was entered into on November 27, 2010 with a new due date of November 26, 2011. All other terms remained the same.

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

As of October 31, 2008, we have received payments of approximately $84,949 and Global Investment Services, Inc. is in default under the payment terms of the agreement.  On November 30, 2008, we received notice of termination of the agreement from Global Investment Services, Inc., and we recorded a gain in liquidated damages of $84,949.

Results of Operations

We did not have any operating income from inception through April 30, 2011. For the 3 months ended April 30, 2011, we recognized a net loss of $80,852 and for the period from inception through April 30, 2011, we recognized a net loss of $3,862,244.  Total operating expenses for the three months ended April 30, 2011 were comprised of professional fees of $14,891, compensation expense of $22,500, severance expense of $20,314 and general and administrative expenses of $3,588.

For the three months ended April 30, 2010, we recognized a net loss of $75,526.  Expenses for the period were comprised of professional fees of $11,521, compensation expense of $22,500, severance expense of $20,315 and general and administrative expenses of $3,457. The credit for severance expense was the result of us accruing more severance than was awarded by the court, and therefore the difference was recorded as an adjustment to the severance expense.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of the period covered by this report, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, due to a material weakness indentified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting for the quarterly period ended April 30, 2011, the Chief Executive Officer and Chief Financial Officer determined that there were control deficiencies that constituted material weaknesses, and such material weakness is that we lack a functioning audit committee and segregation of duties within accounting functions.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASPIRE JAPAN, INC.

Dated: June 19, 2011	By:	/s/Kenji Osako
Kenji Osako
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer